Form 10KSB
period 2006-09-30
RAPHAEL INDUSTRIES LTD.
filed 2007-02-14
CIK 1367408

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

OR
☐ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File #000-52304

RAPHAEL INDUSTRIES LTD.
(Name of Small Business Issuer in its charter)

NEVADA	02-3717729
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 700, One Executive Place,
1816 Crowchild Trail N.W.
Calgary, AB, T2M 3Y7
(Address of Principal Executive Offices including Zip Code)

1-866-261-8853
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK
(Title of class)

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.:☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The issuer's revenues for its most recent fiscal year: $112,314.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of February 2, 2007 is: $N/A

The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2006 and
February 2, 2007: 7,000,000 Shares Common Stock. $.0001 par value per share.

Transitional Small Business Disclosure Format: ☐ YES ☒ NO

FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although American Media Systems believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

Raphael Industries' ability to implement successfully its operating strategy as described in its business plan;

Future financial performance as estimated in Raphael Industries' financial projections;

Raphael Industries' forecasts of market demand; and,

Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. Raphael Industries will not update or revise any forward-looking statements.

Certain factors that could cause Raphael Industries' forward-looking statements not to be correct and cause Raphael Industries' actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Raphael Industries Ltd is a Nevada company incorporated on October 31, 2005. We are a startup company providing list management and marketing services in the direct mail marketing industry. To date we have had limited revenues and have been issued a going concern opinion from our auditors. Our registered office and agent for service is located at 350 South Center Street, Suite 500 Reno, NV 89501 and we maintain an executive operations office at 700, One Executive Place 1816 Crowchild Trail N.W. Calgary, AB, T2M 3Y7 and corporate office at 268 Bush Street, Suite 4205, San Francisco, CA 94104. Our telephone and fax numbers are 1-866-261-8853 and 1-414-434-3656, respectively and our corporate website is www.raphaelindustries.net.

On November 15, 2005 we signed a license agreement with Free Enterprise Press Limited for the right to market two of their lists which are comprised of subscribers and former subscribers to two of their financial publications. The license agreement grants us the right to market the lists for a term of 2 years after which we have the option to renew. Additionally, the license agreement includes an option to purchase the lists for a total consideration of $100,000 during the first year of the agreement. On April 14, 2006 we made an initial payment of US$50,000. We are required to make a final payment of $50,000 at or before November 15, 2006. On November 15, 2006 we agreed to extend the option to purchase the licensed list to August 15th, 2007. In consideration of the extension Raphael paid the licensor $10,000.

On December 1, 2005 we signed a license agreement with Global Commodity Press Limited for the right to market two of their lists which were assembled from various sources, including public domain databases, Internet marketing campaigns and media print publications. The license agreements grant us the right to market the lists for a term of 2 years after which we have the option to renew.

(b) Business of the Issuer

Our auditors have issued a going concern opinion suggesting there is a real possibility that we will not be able to maintain our operations. Since inception we have generated limited revenues. We are dependent on the sale of our securities to fund operations.

We are a startup company that has only just commenced the services described in this prospectus. We provide list management and marketing services within the direct mail marketing industry. We have entered into the following agreements:

1. two license agreements to market manage and rent four lists

2. two database storage agreements to secure and store our licensed lists.

3. two marketing and management agreements to assist in marketing and managing our lists.

The main provisions of the license agreements (exhibit 10.1 and 10.2) authorize us to market the lists to companies, individuals or other entities that are prospective users of the lists. On rentals that we secure both license agreements stipulate that we shall retain 25% net of rental income. For rentals that are secured through third party marketing and management agents the agreement with Free Enterprise Press (Exhibit 10.1) calls for the payment of 40% of rental income. Of that 40% we retain 10% with the remaining 30% paid to the third party agent. For Global Commodity Press (Exhibit 10.2) the agreement calls for the payment of 42% of rental income. Of that 42% we retain 12% with the remaining 30% paid to the third party agent.

The lists contain names and addresses of individuals and companies located in the United States. There are a total of approximately 220,000 names, populated through 4 lists with a predominance of male individuals.

Our license agreement attached as exhibit 10.1 grants us the exclusive right to purchase the licensed lists. To exercise the option we were required to make an initial payment of $50,000 before April 15, 2006, 120 days from the execution of the agreement, and an additional $50,000 payment by November 15, 2006, the one-year anniversary of execution of the agreement. On April 14, 2006 we made a payment of $50,000 as initial payment toward the option. Should we complete the purchase of the lists we will receive 100% of the revenues. No funds received under this prospectus will be used to purchase the list. If we fail to generate sufficient revenue or raise additional funds through debt or equity to purchase the list our business will suffer. No up-front fees were paid to either of the licensors when we entered into the agreements.

The storage agreements enable us to use third party companies that specialize in the secure storage and online processing of our lists. This enables us to maintain the security of our lists as well as enabling us to process customer orders more effectively online. The main provisions of our storage agreements (exhibit 10.5 and 10.6) are as follows:

1. The storage companies shall protect our lists by using a reasonable degree of care to prevent the unauthorized use, dissemination or publication of the lists.

2. The lists are confidential and are held by the storage companies in confidence.

3. The storage companies agree that they will not permit any person, firm or corporation to use, copy or reproduce in any manner whatsoever any part of the lists, without our prior approval.

Both agreements are month to month and cancellable on 30 days notice. The pricing for the services were agreed to verbally and are not specified in the agreements. The agreement with Marketing Software Company (exhibit 10.5) calls for a monthly payment of $350 while the agreement with List Fusion (exhibit 10.6) requires a payment of $3.0 for every thousand names processed through their services. Except for the agreements and the payment requirements there are no other terms that govern the business relationships between the firms.

We have entered into two separate agreements with marketing and management agents (exhibit 10.3 and 10.4). The main provisions of the agreements require us to pay the agent 30% of all list rental income generated by the agent. One agreement has a term of one year and is cancelable with 45 day written notice. The other agreement is month to month and cancelable on 30 days written notice. Both agreements permit the agents to market and rent the lists through various territories with an overlap in Europe and North America, however, each agreement governs separate lists. This enables us to test the effectiveness of each agent and gives us the flexibility to grant future business based upon results.

Our business strategy is to continue to market and rent our existing lists and secure additional contracts with other list owners. Upon completion of this offering we anticipate reducing the number of services we outsource to our list management and marketing firms and anticipate hiring additional personnel when cash flow permits.

Outsourced Management and Marketing Services

Our management and marketing agents provide the following services specific to our licensed lists :

Management Services

1. Cleaning services - NCOA (National Change of Address) and CASS certification (CASS means the standardization of address and zip codes). NCOA and CASS are bi-annual requirements as dictated by the United States Postal Service.

2. Data compilation and merge/purge - this includes compiling data on new subscriptions, changes and updates to current records as set out under NCOA and CASS and maintaining of "due not mail" records and merge/purge services. Merge/purge refers to the combining of two or more databases into one, eliminating or excluding duplicate records.

3. Accounting services - including, monthly reports detailing sales and payments for rental revenue, collection reports, which provide monthly progress assessments on our communication with list brokers on payment status from the merged database.

Marketing Services

1. Advertising campaigns through trade publications and the Internet, which consists of space ads and daily emails and faxes to list brokers and other prospective list renters.

2. Conference attendance to promote our lists and other agent sponsored lists.

In-House management services;

We provide the following in-house management services.

1. Document Review and Assessment - review all proposed marketing materials to be sent to lists by prospective renters including any disclaimers and related disclosure.

2. Credit checks and payment security - perform credit checks on all initial orders and ensure prepayment. On subsequent orders from credit worthy customers we implement industry standard terms, specifically; payment is required 45 days from mail date.

3. Accounting services - including, monthly reports detailing sales and payments for rental revenue, collection reports, which provide monthly progress assessments on our communication with list brokers on payment status from the merged database.

4. List authorization - based on final suitability assessment authorize rental or decline rental request.

5. Order processing and fulfillment - The processing and fulfillment of orders entails several steps to ensure the rented list meets the renter's requirements such as list selection and name suppression. Name suppression is defined as the process of excluding names based on geographic or demographic characteristics.

6. Electronic file preparation - Once the order processing and fulfillment has been completed the rented file is prepared for delivery via mail or email to the renter or its agent.

In-House marketing services

1. Internet Marketing - this includes the placement of list data cards online through our web site making them accessible for download by any marketer searching the web for mailing list information. List data cards refer to brief summaries of the lists' contents including the number of names, rental price, and source of derivation. We are presently tracking and testing the effectiveness of inbound links that connect directly to our website from external sites. Specifically, tracking customers' clicks on these links that connect to our website from search engines and community and affinity sites like Google and Overture. We send emails to people and companies that have double opted in to receive information on marketing and list rentals.

2. Client List Acquisition Marketing - we utilize trade publications such as DM News, Catalog Age and Target Marketing, to source potential renters of our specific lists. These searchable databases allow us to locate brokers and prospective renters.

3. Trade Shows / Conferences - we attend Trade Shows and Conferences in an effort to secure additional license agreements with list owners and publishers to secure the management and marketing of their lists. This entails our attendance at major direct marketing related trade shows each year.

4. Direct Client Acquisition - we use direct client acquisition efforts, also known as "cold calling" to market our company and services to the direct mail marketing industry and other companies that we believe could benefit from our services.

If we are successful in raising the funds contemplated in this offering we will provide the following additional marketing services:

1. Promotional Mailings - promotional mailing includes a promotional flyer for each list ("data card") describing the type of list that is being offered, a sales letter, and any additional literature about the list. We will mail this package to prospects within the list brokerage business, active mailers, as well as industry publications like DM News and Target Marketing.

2. Space Ads -space ads placed in industry publications such as Catalogue Age and SRDS heighten awareness of the list. To strengthen the impact of these ads, we intend to initiate a direct mail campaign. As results are assessed, we can broaden space ad exposure.

3. Mailer direct solicitation and fax - we will target potential companies directly that might be interested in mailing to our lists. We will also utilize fax promotions on a bi-monthly schedule. We anticipate dividing our fax promotions into exclusive and category segments. Exclusive promotions target companies that are active in the industry from which the lists were generated, like financial publications. Category promotions target industries with similar demographic models, for example, a list comprised primarily of men over 55 may be attractive to the healthcare industry as well as the life insurance industry.

INDUSTRY AND COMPETITION

We operate within the direct mail marketing industry. Direct mail marketing is defined as the practice of delivering promotional messages through the postal service directly to potential customers on an individual basis. There are two different types of lists - response lists and compiled lists. Response lists are comprised of individuals and companies that have responded to direct mail solicitations or offers, including subscription-based magazines and newspapers, catalogues and other response generated offers. Compiled lists are generated from public sources such as yellow pages, white pages, incorporation records, real estate deed transfers, and various other sources. Information about the individuals and companies such as income, and marital status is then often added to increase the value of the list. Our licensed lists have been generated from both response and compiled efforts.

According to the Direct Marketing Association, a leading global trade association supporting the direct mail marketing industry, total direct mail marketing advertising in 2005 was $161.3 billion. According to the report, sales driven by direct marketing is forecast to grow by 6.4% through 2009.

The direct mail marketing industry is changing and faces several challenges. The trend in the industry is toward more comprehensive multi faceted avenues of advertising. For example, mailing marketing materials to consumers directing them to an Internet web site where they are provided additional information in an effort to secure an online sale. This trend reduces the overall budget devoted exclusively toward direct mail. There is also a greater demand for more cost effective mechanisms to target prospective consumers, primarily through the use of the Internet and email.

Many companies are reducing their use of direct mail advertising and increasing their use of on-line advertising, including e-mail, search words, and banner advertisements. As a result of this change in the direct mail marketing industry, some customers are purchasing less data for direct mail applications. In addition, several of our potential customers operate in industries, in particular the financial media and newsletter publishers that are undergoing consolidation.

Although the direct mail marketing industry has self-imposed standards of conduct (Direct Marketing Associations Guidelines for Ethical Business Practice) the industry is subject to greater outside regulatory intervention. Heightened Federal Trade Commission (FTC) regulation, expanding "do-not-call" and "do-not-mail" directories are reducing the number of prospective consumers available to marketers. Similarly, there is also a greater regulatory awareness on privacy and the protection of personal information.

The following laws impose limits on the nature of materials our clients send, the frequency sent, the medium used and the use of data gleaned from the individuals and companies within the list. Making efforts to ensure compliance with these regulations may result in additional costs.

1. The CAN-SPAM Act governs the sending of e-mails that have a commercial primary purpose. The act requires that each marketing email is identified as an advertisement and that it includes the sender's valid physical postal address. The act further requires that an opt-out method is available in the email. These requirements reduce the creative flexibility available to marketers and possibly the effectiveness of the delivered message. Consequently demand for email marketing lists may be reduced and our costs and potential liability may increase.

2. The Telemarketing Sales Rules (TSR) govern telemarketing. The TSR prohibit calling consumers listed on the National Do Not Call Registry. It also sets forth mandatory disclosures applicable to both inbound and outbound calls. The TSR and Do Not Call Registries reduce the number of people eligible to receive marketing phone calls and imposes additional cost on us and our clients to ensure that databases are cross referenced with the National Do Not Call Registry and kept up to date. The TSR further increases the cost of educating phone marketing personnel to ensure that scripts are adhered to and that the rules are met on all occasions. The accumulative effects of the TSR are a reduction in demand for phone solicitation lists and increased cost and potential liability.

The following laws govern the protection of personal and private information. Specifically, they impose limits and requirements for the use, storage and dissemination of personal and private information.

1. Health Insurance Portability and Accountability Act governs disclosure of protected health information for marketing or fundraising. Protected Health Information (PHI) is information created or received by a health care provider or plan that includes treatment and payment information plus information that personally identifies the individual patient or plan. The act specifically restricts the use of protected information for marketing purposes thereby reducing the available information about consumers and increasing our cost to ensure that lists we market does not contain or are not derived from protected information.

2. The Gramm-Leach-Bliley Act governs financial institutions and sharing of non-public personal information. The act imposes rules that financial institutions must abide by prior to sharing customer information. The act specifies that consumers must be given the opportunity to object to the sharing of their information. The act has the effect of reducing the amount of information available to marketers and of increasing our cost to ensure list owners abide by the act.

These laws impose limitations that will potentially affect the scope of our business activity and may reduce the number of rentals. Additionally, we will be held liable and subject to fines for failure to abide by these laws and regulations.

All of these laws have come into effect since 1995 and the Telemarketing Sales Rules have already been amended once in 2003. We may be subject to additional tightening of the regulatory environment within which we operate.

The FTC holds that those who provide lists for marketing share at least some responsibility for knowing what promotion will be communicated to those lists, and especially for knowing when the promotion, on its face, violates federal trade or consumer protection laws. Ensuring that we adhere to these laws and other potential future government regulations may result in increased costs.

Raw Materials and Suppliers

The lists are not dependent on raw materials.

Customers

The main provisions in our rental agreements require us to forward a copy of the rented list to the customer. This may entail a portion of a list or the whole list, depending on the agreement entered into with the customer. The customer has the right to mail marketing materials to the names of the individuals and companies he has rented on a one time only basis, unless otherwise agreed.

Our customers rent the list or a portion of the list on a multi-use basis (multiple mailings) or on a one time only basis (single mailing). Ordinarily a small portion of the list is rented to test its response rate. Response rate refers to the number or percentage of individuals who responded to the initial marketing solicitation. If the customer is satisfied with the response rate, they often rent the remaining names, or a portion of the remaining names depending upon the terms of the agreement. We are not dependent on any one customer or a few major customers for our ongoing revenue.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Although the Company believes that its operations do not infringe on any trademark or copyright or other proprietary rights of third parties, there can be no assurance that those parties will not assert that our business procedures infringe their proprietary rights. We do not own any intellectual property however, we have entered into two agreements to secure our licensed lists. The agreements prevent the unauthorized use, dissemination, reproduction or publication of the lists.

Development Activities

Information regarding the Company's development activities is included in Footnote 1 to the Financial Statements and is incorporated by reference herein.

Impact of Environmental Laws

We are not aware of any federal, state, or local environmental laws that would effect our operations.

Employees

We presently have no full-time employees. We have agreements with several database storage and management firms to perform storage, maintenance and marketing of the lists. Our officer, directors, and consultants are currently not represented by a collective bargaining agreement.

Reports to Shareholders

We intend to furnish shareholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law. Upon the effectiveness of this Registration Statement, we will be required to comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding us at the SEC website (http://www.sec.gov).

Transfer Agent and Registrar

Our transfer agent is Interwest Transfer Company Inc. 1981 East 4800 South Suite 100 Salt Lake City, Utah 84117, (801) 272-9294

Risk Factors

Our common shares must be considered a speculative investment. Readers should carefully consider the risks described below before deciding whether to invest in shares of our common stock. If we do not successfully address the risks described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure any investor that we will successfully address these risks.

An investment in our securities involves a high degree of risk. Before deciding whether to invest, you should read and consider carefully the following risk factors.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. Our audited financial statements for the year ended September 30, 2006 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

We have a limited history of operations and unless we are able to successfully generate rental income from our licensed lists, our business and operating results will suffer resulting in the failure of our business. We have only just begun the activities described herein and there is no certainty that we will be successful in marketing and renting the lists. We have had limited sales and even if revenues meet levels we anticipate, we could sustain losses, and our business and the price of our common stock may be harmed. See notes accompanying financial statements for information on our history of losses and anticipation of continued losses.

We have generated limited revenues from operations and may have additional capital requirements to continue our operations. Such capital might not be available to us on favorable terms or at all, and if unavailable our ability to run our business will be negatively effected. We are dependent upon the offering pursuant to our SB-2 registration statement declared effective on November 9, 2006 to sustain and grow our business. In the event that we only raise the minimum amount, our operations will be limited and our likelihood to continue as a going concern reduced. If we are unable to generate sufficient revenues to cover operating expenses or raise additional funds, we will unlikely establish or maintain our business operations resulting in the failure of our business and the loss of your investment. We currently have no other plans or arrangements to raise capital for our business except for this offering.

Our President is our sole executive officer and he is responsible for both establishing and maintaining internal controls. He is responsible for establishing and maintaining effective internal controls over financial reporting, establishing and maintaining proper accounting records, selecting appropriate accounting principles, safeguarding assets and complying with relevant laws and regulations. There can be no guarantee that this conflict of interest may not result in errors and omissions going undetected.

If we lose the services of our President we will be left without management. Mr. Raabe is our sole officer and the loss of his services and knowledge of our business will likely result in the failure of our business and the total loss of your investment.

Mr. Raabe, our sole officer, spends 70% of his time on our business. This may diminish our prospects for growth. We have only one officer and he has another business interest, which results in him devoting only approximately 70% of his time to our business. As such it may be difficult to establish rentals independent of third party agents.

We rely on consultants and if we are unable to retain these or other similarly qualified individuals, we may be unable to carry out our business operations. We are dependent upon service providers, such as database storage companies. Loss of their services would adversely affect our business and our ability to maintain our operations. We have not entered into any employment or non-competition agreements with these individuals and do not plan to in the future. Our success will depend on our ability to attract and retain qualified personnel. If we cannot attract and retain the necessary individuals our operating results will suffer.

We are presently dependent on the owners of our licensed lists for our continued operations and our business could be materially harmed by their failure to renew the license agreements. We have entered into licensing agreements to market and manage four lists. These agreements expire on November 15, 2007 and December 1, 2007 and failure to renew these agreements or enter into additional agreements with other list owners will result in the failure of our business.

Commencing on November 15, 2006 and on December 1, 2006 our license fees were reduced to 25% of revenues on all rentals. This may result in negative cash flow in certain circumstances. Our license agreements call for a reduction in licensee fees to 25% of revenue on all rentals, including those generated by third party agents. After the reduction in licensee fees any rentals generated by third party agents will result in negative cash flow on those rentals. If we are unable to generate sufficient sales independent of third party agents we will unlikely remain a going concern.

We are a development stage company and have conducted limited market research on the viability of our business. There is no guarantee that we will be able to generate sufficient revenues to maintain our operations. Failure to do so will result in the failure of our business. The market for our licensed lists is limited and there is no assurance that we'll generate market acceptance or that we will be able to expand upon our existing market. Failure to attain market acceptance or expand our existing market will result in our inability to generate sufficient revenue to fund our business, resulting in the failure of our business and the total loss of your investment.

We rely on third party marketers to assist us in the marketing and sale of our licensed lists. Failure to maintain these relationships will limit our growth prospects. Our business success is dependent on the performance of third party management and marketing agents. Revenues derived from their efforts represent vital funds for our continued operations. The loss or damage of any of our business relationships and or revenues derived there from will limit our growth.

The industry in which we operate is subject to government regulation. There can be no certainty that new regulations or laws will not arise which may increase our costs and operating expenses. During the last decade laws have been passed to regulate the marketing of personal and private information. These laws have had the effect of increasing cost for list managers and list providers. There can be no guarantee that new laws will not make the future marketing of lists impossible or cost prohibitive.

Many large companies are reducing their use of direct mail advertising and increasing their use of Internet advertising, including e-mail and banner advertisements. As a result of this change in the direct mail marketing industry, some customers are purchasing less data for direct mail applications, thereby reducing the potential market for our lists.

A small active shareholder base can influence the affairs of the company. Our bylaws specify a quorum requirement of 5% at any meeting of shareholders. As a consequence the company can conduct business at shareholder meetings with only 5% of the shareholders present in person or by proxy. This can lead to decisions being made by a small active shareholder base that impact the majority of shareholders if the majority elects to stay inactive.

We face intense competition in the market from larger more established companies that offer a wider array of products. These competitors will make it difficult for us to offer competing products and grow our business. Companies that are larger, better funded, with longer operating histories like infoUSA and the Millard Group dominate our industry. These competitors are able to offer services and expertise beyond our capabilities which will make it difficult for us to secure new clients and increase our client base. Failure to expand our client base will severely limit our prospects for growth.

Our shares are not currently traded on any stock market and there is no assurance that shares purchased pursuant to this prospectus can be resold and if resold will be at prices at or above the offering price. The offering price of $0.10 per share was arbitrarily determined and bears no relationship to our earnings, book value, or any other recognized criteria of value. At the present time there is no public market for our common shares and we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Investors should not consider investing in this offering unless they can afford the complete loss of their investment.

There are legal restrictions on the resale of the Company's common shares, including Penny Stock Regulations under the U.S. Federal Securities Laws. These restrictions may adversely affect the ability of investors to resell their shares. Our Articles do not restrict the sale or transfer of the Company's securities however such sale or transfer must be made in full compliance with applicable state and federal securities laws. Our securities are subject to the penny stock rules, which apply generally to equity securities with a price of less than $5.00 per share, other than securities registered on certain national exchanges or quoted on the NASDAQ system. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers willing to engage in the trading of our shares. This results in reduced liquidity and an increase in the spread between the bid and ask price. Investors should be aware that the level of trading activity on the secondary market can be very illiquid and investors may find it expensive and difficult to sell their shares.

Our President owns 100% of the shares in the company, allowing him to control the company's future direction. Even if we sell 5,000,000 shares and raise the maximum under our SB-2 offering our president will control all matters subject to stockholder's vote. See "Security Ownership of Certain Beneficial Owners and Management."

(c) Reports to security holders

This 10KSB is filed voluntarily and we intend to continue filing periodic reports even if our obligations are suspended under the Exchange Act as far as it is required under the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive operations office is located at 1816 Crowchild Trail N.W. Suite 700, Calgary Alberta, T2M 3Y7, our corporate office is located at 268 Bush Street Suite 4205, San Francisco, CA 94104, and our agent for service office is 5190 Neil Road Suite 430 Reno, NV 89502.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which we are subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Registrant's shareholders in the fourth quarter of the Registrant's fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our common stock is not quoted on any exchange and there is no public trading market.

At February 2, 2007, there were 7,000,000 common shares issued and outstanding.

(b) Holders

At February 2, 2007, there was 1 holder of record.

(c) Dividends

We have not declared any cash dividends nor are any intended to be declared. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for property acquisition, exploration and development for the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans approved by security holders	0	0	0

Total	0	0	0

Recent sales of Unregistered Securities and Use of Proceeds

Since inception, the Registrant has sold the following securities which were not registered under the Securities Act of 1933, as amended.

Name and Address	Date	Shares	Consideration

Arne Raabe 241-1027 Davie Street, Vancouver, BC Canada	Nov 28, 2005	500,000	$5,000

Arne Raabe 241-1027 Davie Street, Vancouver, BC Canada	April 30, 2006	6,500,000	$65,000

We have completed two offerings for a total of 7,000,000 shares of our common stock at a price of $0.01 per share to our founder and president. The first offering, for $5,000 and 500,000 shares was completed on November 28, 2005 and the second for $65,000 and 6,500,000 shares was completed on April 30, 2006. The total cash amount we received from these offerings was $70,000. We completed the offerings pursuant to Regulation S of the Securities Act. The executive officer represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. He represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued in accordance with Regulation S and the transfer agent affixed the appropriate legends. The executive officer had adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted.

We issued the foregoing restricted shares of common stock to our present officer and director, Arne Raabe pursuant to Section 4(2) of the Securities Act of 1933. He was a sophisticated investors, was officer and director at the time of purchase, and was in possession of all material information relating to the company. Further, no commissions were paid to anyone in connection with the sale of the shares and general solicitation was not made to anyone.

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker"s or dealer"s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that is subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Our securities consist of common stock with a par value of $0.0001 per share. Our authorized capital is 50,000,000 common shares of which 7,000,000 common shares are issued and outstanding as of February 2, 2007. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

Therefore, the holders of a majority of shares voting for the election of directors can elect all the directors then standing for election, if they chose to do so, and in such event the holders of the remaining shares will not be able to elect any directors. Our President currently beneficially owns 100% of the outstanding shares of the company's common stock and is in a position to control all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

The common shares have no preemptive or conversion rights, and no provisions for redemption, purchase for cancellation, surrender of sinking fund or purchase fund.

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 43,000,000 common stock shares are authorized but unissued as of February 2, 2007. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of American Media Systems by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Raphael Industries.

Preferred Stock

Our articles of incorporation do not authorize any shares of preferred stock.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

Use of Proceeds from Registered Securities

The Company's SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced, however as of the date of this report, the Company has not reached the minimum requirement and no shares have been issued.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of operation

We do not expect to purchase or sell significant equipment nor do we expect significant changes in the number of employees.

If we raise less than the maximum our priority of expenditures is first to market our licensed lists through promotional mailings, fax promotions, and the Internet; second to pay for rent, legal, audit, and office expenses ; third to enhance the lists with demographic information; and forth, if we generate sufficient revenues, to purchase the list. We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We believe this could take up to 180 days from the date the Securities and Exchange Commission declares our offering effective. We will continue our current operations until we have closed the offering. We intend to concentrate our efforts on completing the offering during this period.

2. After completing the offering we will revamp our corporate web site and commence design and implementation of our corporate marketing materials. Depending on the means we use to disseminate our marketing materials, (fax promotions, Internet, direct mail) we anticipate creating several different types of materials. Additionally, we intend to test different formats to determine which materials are most effective. This entails some trial and error but the work associated with design, writing, and formatting remains constant, specifically, research, storyboarding, scripting, editing, graphics and design layout.

We will undertake a similar process for our corporate website until we ascertain which design is most effective at promoting our lists. Our President will complete some of this work but we will also require the use of design and web consultants to assist us. All materials and designs will be tested until we determine which layout is most effective however, in an effort to continually increase the effectiveness of our marketing we will continue to allocate funds to test new materials. We have allocated $20,000 to website design and $25,000 for corporate materials design. We anticipate 8-12 weeks for the design, development and completion of this work.

3. We will then implement an advertising campaign comprised of separate marketing initiatives, also referred to as cells. Each cell will be comprised of different materials and or combination of materials in an effort to test the effectiveness of each cell and ascertain what marketing strategy is most effective. We will be able to judge effectiveness by reviewing traffic that each cell drives to our web site and ultimately through rental of the lists. We anticipate hiring a communication consultancy to track phone request for our lists as well as a data entry service to track business reply cards. The majority of funds will be allocated to direct mails costs, including paper, postage, list rental, and consultants. We have also allocated funds to the purchase of Space Ads in trade publications such as DMNews and Target Marketing. We have allocated $120,000 to $240,000 for our marketing campaign, depending on the amount raised in this offering. We expect to realize results from our online initiatives within days of there launch and within weeks for our direct mail and Space Ads campaign.

4. The lists change by roughly 65% per year. We will update and enhance the list on an ongoing basis. This process, which involves adding demographic information to the list as well as up dating addresses helps maintain the value of the list. We have allocated $10,000 for this during the first year. We intend to devote $5,000 to telemarketing to verify the name of the owner or key executive, their address, number of employees, number of PC's, fax numbers, e-mail addresses, and other information of our list entrants.

5. Analyze the results from the marketing campaign and study the economics of purchasing one of the lists to increase our revenue. We will only purchase the list if rental revenues are sufficient to pay the required $50,000.

(b) Results of Operations

During the fiscal year ending September 30, 2006, we incurred an operating loss of $22,650. The major components to expenses faced by the company to date have been cost of sales of $92,509, general and administrative of $24,317, and foreign exchange loss of $1,905. As of September 30, 2006 the Company had $49,488 in accounts receivable, $63 in prepaid expenses, $22,000 in website development, $629 in property and equipment, $36,192 in accounts payable, $14,750 in accrued liabilities, $40,928 in licensee fee payable, and $16,233 in taxes payable. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

Our future growth and success will be dependent on our ability to market the lists we currently maintain for our clients and to secure additional lists. If we cannot succeed in marketing our licensed lists and to secure contracts to market additional lists then our prospects for growth are substantially undermined. Without additional capitalization our capacity to survive as a going concern, much less achieve growth, is doubtful.

As of September 30, 2006, our sole source of revenue has been the rental of the licensed lists. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

No engineering, management or similar report has been prepared or provided for external use in connection with the offer of our securities to the public.

Liquidity and Capital Resources

During the year months ended September 30, 2006 we secured $70,000 in capital through the issuing of 7,000,000 common stock to the founder of the Company.

During the year ended September 30, 2006 the Company invested $50,000 in an option to purchase one of the Company's licensed lists, and $803 in equipment.

At September 30, 2006 our current assets totaled $135,624. Our current assets at September 30, 2006 consisted of $80,073 in cash, $49,488 in accounts receivable, and $63 in prepaid expenses. Our current liabilities at September 30, 2006 were $108,103. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe that if we are able to raise the minimum amount pursuant to our SB-2 registration statement we will have sufficient cash to carry out our normal operations for the next twelve months. To the extent that we may require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

(c) Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Raphael Industries Ltd.

September 30, 2006

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

Raphael Industries Ltd.

We have audited the accompanying balance sheet of Raphael Industries Ltd. as of September 30, 2006, and the related statements of operations, cash flows and stockholders' equity for the period from October 31, 2005 (Date of Inception) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raphael Industries Ltd. as of September 30, 2006, and the results of its operations and its cash flows from October 31, 2005 (Date of Inception) to September 30, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a limited operating history, is dependant on a limited number of customers and may not obtain the renewal of its license agreements from third parties. The Company may also require additional equity financing to continue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 6, 2007

Raphael Industries Ltd.
Balance Sheet
(Expressed in US dollars)

September 30
2006
$

ASSETS

Current Assets
Cash	86,073
Accounts receivable	49,488
Prepaid expenses	63

Total Current Assets	135,624

Property and Equipment (Note 3)	629

Website Development (Note 4)	22,000

Other assets (Note 7(a))	50,000

Total Assets	208,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	36,192
Accrued liabilities	14,750
License fee payable	40,928
Income taxes payable (Note 8)	16,233

Total Liabilities	108,103

Commitments and Contingencies (Notes 1 and 7)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
7,000,000 shares issued and outstanding	700

Additional Paid-in Capital	69,300

Donated Capital (Note 5(b))	52,800

Deficit	(22,650)

Total Stockholders' Equity	100,150

Total Liabilities and Stockholder's Equity	208,253

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
Statement of Operations
(Expressed in US dollars)

Accumulated from
October 31, 2005
(Date of Inception)
to September 30
2006
$

Revenue	112,314
Cost of sales	92,509

Gross Profit	19,805

Operating Expenses

Foreign currency loss	1,905
General and administrative	24,317

Total Operating Expenses	26,222

Net loss before taxes	(6,417)

Income tax expense	16,233

Net Loss	(22,650)

Loss per share - Basic and diluted	(0.01)

Weighted Average Shares Outstanding	3,456,000

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
Consolidated Statements of Cash Flows
(Expressed in US dollars)

Accumulated from
October 31, 2005
(Date of Inception)
to September 30
2006
$

Operating Activities

Net loss	(22,650)

Adjustments to reconcile net loss to cash used in operating and investing activities:
Depreciation	174
Donated services	52,800

Change in operating assets and liabilities
Accounts receivable	(49,488)
Prepaid expenses	(63)
Accounts payable and accrued liabilities	28,942
License fee payable	40,928
Income tax payable	16,233

Net Cash Provided By Operating Activities	66,876

Investing Activities

Deposit on database list option	(50,000)
Purchase of equipment	(803)

Net Cash Flows Used In Investing Activities	(50,803)

Financing Activities

Proceeds from issuance of common stock, net	70,000

Net Cash Flows Provided By Financing Activities	70,000

Increase in Cash	86,073

Cash - Beginning of Period	-

Cash - End of Period	86,073

Supplemental Disclosure
Interest paid	6
Income taxes paid	-

Non-cash Investing and Financing Activities
Amount owing for capitalized website development	22,000

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
Statement of Stockholders' Equity
For the Period from October 31, 2005 (Date of Inception) to September 30, 2006
(Expressed in US dollars)

			Additional			Total
	Common Stock		Paid-in	Donated		Stockholder's
	Shares	Amount	Capital	Capital	Deficit	Equity
	#	$	$	$	$	$

Balance on October 31, 2005 (Date of Inception)	-	-	-	-	-	-

October 31, 2005 - issue of common stock for
cash at $1.00 per share	1	1	-	-	-	1

November 28, 2005 - cancellation of common
stock	(1)	(1)	-	-	-	(1)

November 28, 2005 - issue of common stock
for cash at $0.01 per share	500,000	50	4,950	-	-	5,000

April 30, 2006 - issue of common stock
for cash at $0.01 per share	6,500,000	650	64,350	-	-	65,000

Donated services	-	-	-	52,800	-	52,800

Net loss	-	-		-	(22,650)	(22,650)

Balance - September 30, 2006	7,000,000	700	69,300	52,800	(22,650)	100,150

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Raphael Industries Ltd. ("the Company") was incorporated on October 31, 2005 under the laws of the State of Nevada. Its principal business is to market database for commercial use in newsletters, direct mail, and internet marketing promotions. The Company has obtained the rights to four subscriber databases.

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, is dependant on a limited number of databases, is dependent on the owners of the license agreements for the renewal of the license agreements, and may require additional capital requirements. The Company currently has two licenses to four databases resulting in limited ability to market databases. In November and December 2006 the respective license agreements call for a reduction in licensee fees to 25% of revenue on all rentals, including those generated by third party agents. Therefore any rentals generated by third party agents will result in negative cash flow for the Company. The Company does not have sufficient marketing capability to consistently undertake rentals independent of third party marketing and management agents. As a result, the Company is dependent on third party agents to successfully market and rent the databases. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue its operations as a going concern is dependent on raising sufficient new capital to fund its operating and marketing requirements, and to fund the acquisition of two of the databases. If the Company is able to exercise their option to purchase two of the databases, then it will retain 100% on the rental income generated by those databases. This will enable the Company to pay third party marketing and management agents and further grow the business. As at September 30, 2006, the Company has accumulated losses of $22,650 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plan is to continue raising additional funds through future equity or debt financings, as needed, until it can generate sufficient revenues to maintain sustainable profitable operations. On October 25, 2006, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on November 9, 2006, to offer up to a minimum of 2,500,000 shares of common stock at $0.10 per share for cash proceeds of $250,000 and a maximum of 5,000,000 shares of common stock at $0.10 per share for cash proceeds of $500,000. If the Company can complete the minimum offering and raise $250,000, the Company plans to market the databases and secure revenue independent of third party marketing and management agents. The Company will also be able to upgrade the website as part of the overall marketing strategy. This will expand the Company's online marketing. The Company anticipates that as a result of the above, it will have sufficient capital to maintain operations for the next 12 months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is September 30.

(b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(c) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, stock-based compensation expense and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Basic and Diluted Earnings Per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the period ended September 30, 2006, there were no dilutive securities outstanding and therefore diluted earnings per share is not presented.

(e) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(f) Financial Instruments and Concentrations

The fair value of financial instruments, which include cash, accounts receivable, prepaid expenses, accounts payable, licensee fee payable, and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company has some exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. At September 30, 2006, $15,054 or 26% of the total accounts receivable is with one customer. Furthermore, $71,247, or 63% of total revenues, is with one customer. Financial instruments that potentially subject the Company to credit risk consist principally of cash.

(g) Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(h) Property and Equipment

Property and equipment consists of computer hardware and is recorded at cost and is amortized on a straight-line basis over an estimated life of three years.

(i) Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(j) Advertising

The Company expenses advertising costs as incurred. There have been no advertising expenses incurred by the Company since inception.

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k) Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs".

Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

(l) Revenue Recognition

The Company recognizes revenue from the licensing of databases in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as an agent using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent". Revenue consists of licensing fees and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists such as a contract or a written request from the customer, the product has been transferred, and collectibility is reasonably assured. An order from a customer will include the quantity requested and the price paid by a customer. Revenues are recognized when the Company has delivered the ordered names to a customer. A customer has the authority to use the list immediately upon receipt from the Company. To reasonably assure collectibility, the Company requests pre-payments on orders from customers without an established credit history. Otherwise, the Company awards credit under terms standard in the industry and regularly review accounts receivable for any bad debts. At the completion of the transfer of names to a customer the Company has fulfilled all obligations to that customer. As of September 30, 2006, no allowance for doubtful accounts is considered necessary.

(m) Income Taxes

The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(n) Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, "Share Based Payments". Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected service period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for using the guidance in Emerging Issues Task Force ("EITF") 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and is based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company does not have a stock option plan and has not issued any share based payments since inception.

(o) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

September 30
2006
		Accumulated	Net Carrying
	Cost	amortization	Value
	$	$	$

Computer hardware	803	174	629

NOTE 4 - WEBSITE DEVELOPMENT

September 30
2006
		Accumulated	Net Carrying
	Cost	amortization	Value
	$	$	$

Website development	22,000	-	22,000

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with EITF No. 00-2, "Accounting for Web Site Development Costs."

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS

  During the period ended September 30, 2006, the Company reimbursed $200 to the President of the Company for expenses paid on behalf of the Company.

  Consulting fees of $52,800 were recorded as donated services by the President of the Company for consulting services provided to the Company during the period ended September 30, 2006.

NOTE 6 - COMMON STOCK

  On April 30, 2006, the Company issued 6,500,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $65,000.

  On November 28, 2005, the Company issued 500,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $5,000.

  On October 31, 2005, the Company issued 1 share of common stock to the President of the Company at $1.00 per share for cash proceeds of $1. The share of common stock was cancelled on November 28, 2005.

NOTE 7 - COMMITMENTS

  The Company entered into a license agreement dated November 15, 2005 for the exclusive use of a database for a period of 24 months. The Company has the exclusive right to market the database. When revenues are generated through the Company's efforts, the agreement calls for the payment of 25% of the generated revenues to the Company. When revenues are generated through the efforts of third party marketing and management agents the agreement calls for the payment of 40% of generated revenues. Of this 40%, the Company retains 10% with the remaining 30% paid to the third party agent. One year from the date of the agreement, payment on all generated revenues shall be reduced to 25% of the generated revenue. The Company also has an option to acquire the database for $100,000 until November 15, 2006 (subsequently extended to August 15, 2007 by the payment of $10,000). A non-refundable deposit to acquire the database of $50,000 was paid on April 15, 2006. No up-front fee was paid when the agreement was entered into. Refer to Note 9(b).

  The Company entered into a license agreement dated December 1, 2005 for the exclusive use of a database for a period of 24 months. The Company has the exclusive right to market the database. When revenues are generated through the Company's efforts, the agreement calls for the payment of 25% of the generated revenues to the Company. When revenues are generated through the efforts of third party marketing and management agents the agreement calls for the payment of 42% of generated revenues. Of this 42%, the Company retains 12% with the remaining 30% paid to the third party agent. One year from the date of the agreement, payment on all generated revenues shall be reduced to 25% of the generated revenue. No up-front fee was paid when the agreement was entered into.

NOTE 8 - INCOME TAXES

The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". Income tax expense for the year ended September 30, 2006 was as follows:

2006
$

Net loss before taxes	(6,417)
Add: permanent differences	52,800

46,383
Expected statutory rate	35%

Income tax expense	16,233

The Company does not have any significant deferred tax assets or liabilities as at September 30, 2006.

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)

NOTE 9 - SUBSEQUENT EVENTS

  In December 2006, the Company paid $30,000 to a marketing company to develop the Company's website and corporate identity, as disclosed in Note 4.

  On November 15, 2006, the Company entered into an agreement to extend its option to purchase one of its licensed databases to August 15, 2007 in consideration for the payment of $10,000 to the Licensor. All other terms and conditions of the November 15, 2005 License Agreement remains in full force and effect. See Note 7(a).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any disagreements with the auditor on any audit or accounting issues.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Directors and executive officers

Directors are elected for a term of one year at the company's annual meeting of shareholders and until his or her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees. The name, age and position of the Company's director and executive officer is as follows:

Name	Age	Position

Arne Raabe	37	President, Secretary, Treasurer, Chief Executive Officer, and Director

Craig Wacaser	40	Director

Term of Office

Mr. Raabe has been a director of the company since its inception on October 31, 2005 and he was appointed for a term of one year. Mr. Wacaser has been a director since July 20, 2006 and was appointed until the next annual meeting of shareholders.

Work Experience of officers and directors

Arne Raabe

Mr. Raabe received his Bachelor of Finance and Masters of Economics from the University of South Florida in 1993 and 1996, respectively. Since 2000, Mr. Raabe has worked as a self employed independent management consultant, specializing in corporate finance for start up companies. He has held various positions, including officer and director and advisor to various companies including GSH Enterprises Limited, Hampton Financial Partners, Secure Automated Filing Enterprises Inc., Gondwana Energy Ltd., American Media Systems Co. and Crestview Energy Partners. From November 2000 to September 2005 he acted as director for Hampton Financial Partners providing the company general consulting services in the area of corporate governance compliance. In 2003 he acted as director and officer for Secure Automated Filing Enterprises Inc., a startup company providing Edgarizing and filing services for companies reporting to the Securities and Exchange Commission. Mr. Raabe resigned his position in October of 2003. In December of 2004 he held the position of Director for American Media Systems Co. assisting in the startup of the company. Mr. Raabe resigned as a director for American Media Systems Co. on December 31, 2004 and started Raphael Industries Ltd. in October of 2005. On December 5th, 2005 he was appointed director and Officer and on June 29, 2006 he consented to act as interim President of Gondwana Energy Ltd. On October 22, 2006 Mr. Raabe resigned from his positions with Gondwana Energy Ltd. Mr. Raabe spends approximately 70% of his time on our business.

Craig Wacaser

Mr. Wacaser holds a bachelor of science degree from Arizona State University and an MBA from the UCLA Anderson Graduate School of Management where he graduated Magna Cum Laude. In 2001 and 2002 he worked as regional sales manager for Emperative, Inc. where he was responsible for developing the western region territory. From 2002 through 2004 he worked for Iron Mountain, Inc. as regional product manager. His responsibilities with Iron Mountain included responsibility for developing messaging and market segmentation for the new electronic vaulting market for Iron Mountain. He developed marketing communications, and targeted campaigns and trained sales reps in solutions selling strategies. Since 2004 he has held the position of principal consultant, sales and marketing solutions with Dun & Bradstreet. At D&B he is responsible for developing account strategies for the company's largest telecommunications accounts in the southwest.

(b) Significant Employees

We have no significant employees other than our executive management team.

(c) Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission. They are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company we have determined the following:

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended September 30, 2006 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

(e) Audit committee financial expert

The first registration statement filed by the Registrant was declared effective by the Securities and Exchange Commission on November 9th, 2006. This 10-KSB is the first annual report filed pursuant to Section 13(a) or 15(d) of the Exchange Act after the initial registration statement was declared effective. As such the Registrant elects to not make the disclosure required by this Item in this Form 10-KSB.

(f) Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter is filed as an exhibit to this Form 10-KSB. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics is filed as an exhibit to this Form 10-KSB. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Upon written request at our corporate executive office we will deliver to any person free of charge a copy of such code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

We do not currently have employment agreements with our executive officer, but expect to sign an employment agreement with him in the next approximately twelve (12) months. To date no officer or director has drawn any salary. and neither Mr. Raabe nor any other person will be compensated in the future for past services. Upon completion of the SB-2 offering Mr. Raabe will be compensated $2,500 per month out of cash flow generated from list rental. None of the funds contemplated in the offering will be used to compensate Mr. Raabe. We do not currently have a stock option plan.

		Annual Compensation

(a)	(b)	(c)	(d)	(e)

Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Arne Raabe President, CEO & Director	2005	Nil	Nil	Nil

Option/SAR Grants

There were no option/SAR Grants during the 2006 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2006 fiscal years and there are no stock options outstanding at September 30, 2006 or at the date of this report.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of directors.

Our Directors do not and will not receive a salary or fees for serving as a director, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. They are not entitled to reimbursement of expenses incurred in attending meetings. There are no compensation arrangements for employment, termination of employment or change-in-control between the named Executive Officers and the company.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of February 2, 2007, we had an authorized share capital of 50,000,000 common shares with a par value of $0.0001 per share of which 7,000,000 shares are issued and outstanding.

The following table sets forth, as of February 2, 2007, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

(1)	(2)	(3)	(4)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Arne Raabe, 241-1027 Davie Street Vancouver, BC V6E 4L2 Canada	7,000,000	100%

Common	All Officers and Directors as a Group (two persons)	7,000,000	100%

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

There are no limitations on future issuance of our common stock to management, promoters or their affiliates or associates. We may issue stock to these individuals for services rendered in lieu of cash payments. An issuance of stock will dilute your ownership in our company and might result in a reduction of your share value. We currently have no plans for the issuance of shares to management or promoters or their affiliates or associates for services rendered.

(c) Changes in Control of the Registrant

To the knowledge of management there are no present arrangements or pledges of our securities that may result in a change of control of our Company.

See Item 12 - Certain Relationships and Related Transactions

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Parties

Our directors and officers nor any person who beneficially owns, directly or indirectly, shares carrying more than five percent of our outstanding shares, has any material interest, direct or indirect, in any transaction exceeding $60,000 during the last two years or in any proposed transaction which, in either case, has or will materially affect us, or any subsidiaries.

Transactions with Promoter

In addition to his position in our management, Mr. Raabe is also our only promoter.

ITEM 13. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.3	By-Laws (1)

4.1	Specimen Stock Certificate (1)

5.1	Opinion on legality (1)

10.1	License agreement with Free Enterprise Press (1)

10.2	License agreement with Global Commodity Press (1)

10.3	Agreement with Kroll Direct Marketing (1)

10.4	Agreement with Infomat Inc. (1)

10.5	Agreement with Marketing Software Company (1)

10.6	Agreement with List Fusion (1)

14.1	Code of ethics

23.1	Consent from Conrad Lysiak (1)

23.2	Consent from Manning Elliott (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

99.2	Subscription agreement (1)

(1) Incorporated herein by reference from our Form SB-2 registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-135331.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our registration statement on Form SB-2 and the audit of our annual financial statements for the fiscal year ending September 30, 2006 were $9,500.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal year ended September 30, 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended September 30, 2006 was $0.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Raphael Industries Ltd.

Date: February 13, 2007 By: /s/ ARNE RAABE
                                            Arne Raabe,
                                            Chief Executive Officer, Chief Financial Officer and principal accounting officer

Date: February 13, 2007 By: /s/ CRAIG WACASSER
                                            Craig Wacasser,
                                            Director