Form 10QSB
period 2006-12-31
RAPHAEL INDUSTRIES LTD.
filed 2007-02-14
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-52304

RAPHAEL INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Nevada	02-3717729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, One Executive Place 1816 Crowchild Trail N.W. Calgary, AB         T2M 3Y7

(Address of principal executive offices)                                                                  (Zip Code)

Registrant’s telephone number, including area code:    (866) 261-8853

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 7,000,000 outstanding as of February 9, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

Raphael Industries Ltd.

December 31, 2006

Index

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Raphael Industries Ltd.
Balance Sheets
(Expressed in US dollars)
(unaudited)

	December 31,	September 30,
	2006	2006
	$	$

ASSETS

Current Assets
Cash	40,067	86,073
Accounts receivable	32,777	49,488
Prepaid expenses	92	63

Total Current Assets	72,936	135,624

Property and Equipment (Note 3)	568	629

Website Development (Note 4)	20,185	22,000

Other assets	60,000	50,000

Total Assets	153,689	208,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	3,305	36,192
Accrued liabilities	9,752	14,750
Licensee fee payable	27,474	40,928
Income taxes payable	15,104	16,233

Total Liabilities	55,635	108,103

Contingencies and Commitments (Notes 1 and 6)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
7,000,000 shares issued and outstanding	700	700

Additional Paid-in Capital	69,300	69,300

Donated Capital (Note 5(b))	67,200	52,800

Deficit	(39,146)	(22,650)

Total Stockholders' Equity	98,054	100,150

Total Liabilities and Stockholder's Equity	153,689	208,253

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
Statements of Operations
(Expressed in US dollars)
(unaudited)

		For the period from	Accumulated from
	Three months	October 31, 2005	October 31, 2005
	ended	(Date of Inception)	(Date of Inception)
	December 31,	to December 31,	to December 31,
	2006	2005	2006
	$	$	$

Revenue	15,092	71,247	127,406
Cost of sales	29,086	10,218	121,595

Gross Profit	(13,994)	61,029	5,811

Operating Expenses

Foreign currency loss	-	-	1,905
General and administrative	3,631	806	27,948

Total Operating Expenses	3,631	806	29,853

Net income (loss) before taxes	(17,625)	60,223	(24,042)

Income tax expense (benefit)	1,129	24,438	15,104

Net income (loss)	(16,496)	35,785	(39,146)

Earnings per share - Basic and diluted	-	0.13

Weighted Average Shares Outstanding	7,000,000	270,500

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

		For the period from	Accumulated from
	Three months	October 31, 2005	October 31, 2005
	ended	(Date of Inception)	(Date of Inception)
	December 31,	to December 31,	to December 31,
	2006	2005	2006
	$	$	$

Operating Activities

Net income (loss)	(16,496)	35,785	(39,146)

Adjustments to reconcile net loss of cash
Depreciation	1,876	-	2,050
Donated services	14,400	9,600	67,200

Change in operating assets and liabilities
Accounts receivable	16,711	(71,247)	(32,777)
Prepaid expenses	(29)	-	(92)
Accounts payable and accrued liabilities	(37,885)	1,064	(8,943)
License fee payable	(13,454)	-	27,474
Income tax payable	1,129	24,438	15,104
Due to a related party	-	200	-

Net Cash (Used In) Provided By Operating Activities	(36,006)	(160)	30,870

Investing Activities

Deposit on database list option	(10,000)	-	(60,000)
Purchase of equipment	-	-	(803)

Net Cash Flows Used In Investing Activities	(10,000)	-	(60,803)

Financing Activities

Proceeds from issuance of common stock, net	-	5,001	70,000

Net Cash Flows Provided By Financing Activities	-	5,001	70,000

Increase (Decrease) in Cash	(46,006)	4,841	40,067

Cash - Beginning of Period	80,073	71,869	-

Cash - End of Period	40,067	76,710	40,067

Supplemental Disclosure
Interest paid	-	6	6
Income taxes paid	-	-	-

Non-cash Investing and Financing Activities
Amount owing for capitalized website development	-	-	22,000

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

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

(b) Interim Financial Statements

The interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods shown. The results of operations for such periods are not necessary indicative of the results expected for a full year or for any future period.

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d) Use of Estimates

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

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e) Basic and Diluted Earnings Per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the period ended December 31, 2006, there were no dilutive securities outstanding and therefore diluted earnings per share is not presented.

(f) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(g) Financial Instruments and Concentrations

The fair value of financial instruments, which include cash, accounts receivable, prepaid expenses, accounts payable, licensee fee payable, and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company has some exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. At December 31, 2006, $10,086 or 31% of the total accounts receivable is with one customer. Financial instruments that potentially subject the Company to credit risk consist principally of cash.

(h) Foreign Currency Translation

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

(i) Property and Equipment

Property and equipment consists of computer hardware and is recorded at cost and is amortized on a straight-line basis over an estimated life of three years.

(j) Long-Lived Assets

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

(k) Advertising

The Company expenses advertising costs as incurred. There have been no advertising expenses incurred by the Company since inception.

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l) Website Development Costs

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

(m) Revenue Recognition

The Company recognizes revenue from the licensing of databases in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as an agent using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent". Revenue consists of licensing fees and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists such as a contract or a written request from the customer, the product has been transferred, and collectibility is reasonably assured. An order from a customer will include the quantity requested and the price paid by a customer. Revenues are recognized when the Company has delivered the ordered names to a customer. A customer has the authority to use the list immediately upon receipt from the Company. To reasonably assure collectibility, the Company requests pre-payments on orders from customers without an established credit history. Otherwise, the Company awards credit under terms standard in the industry and regularly review accounts receivable for any bad debts. At the completion of the transfer of names to a customer the Company has fulfilled all obligations to that customer. As of December 31, 2006, no allowance for doubtful accounts is considered necessary.

(n) Income Taxes

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

(o) Stock-based Compensation

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

(p) Recent Accounting Pronouncements

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

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(p) Recent Accounting Pronouncements (continued)

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

NOTE 3 - PROPERTY AND EQUIPMENT

			December 31,	September 30,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	803	235	568	629

NOTE 4 - WEBSITE DEVELOPMENT

			December 31,	September 30,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website development	22,000	1,815	20,185	22,000

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with EITF No. 00-2, "Accounting for Web Site Development Costs."

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

a) During the three month period ended December 31, 2006, the Company reimbursed $200 to the President of the Company for expenses paid on behalf of the Company.

b) Consulting fees of $14,400 were recorded as donated services by the President of the Company for consulting services provided to the Company during the three month period ended December 31, 2006. These fees are included in cost of sales, and recorded as donated capital.

NOTE 6 - COMMITMENTS

a) The Company entered into a license agreement dated November 15, 2005 for the exclusive use of a database for a period of 24 months. The Company has the exclusive right to market the database. When revenues are generated through the Company's efforts, the agreement calls for the payment of 25% of the generated revenues to the Company. When revenues are generated through the efforts of third party marketing and management agents the agreement calls for the payment of 40% of generated revenues. Of this 40%, the Company retains 10% with the remaining 30% paid to the third party agent. One year from the date of the agreement, payment on all generated revenues shall be reduced to 25% of the generated revenue. On November 15, 2006, the Company paid $10,000 to extend the option to acquire the database from November 15, 2006 to August 15, 2007. A non-refundable deposit to acquire the database of $50,000 was paid on April 15, 2006. No up-front fee was paid when the agreement was entered into.

b) The Company entered into a license agreement dated December 1, 2005 for the exclusive use of a database for a period of 24 months. The Company has the exclusive right to market the database. When revenues are generated through the Company's efforts, the agreement calls for the payment of 25% of the generated revenues to the Company. When revenues are generated through the efforts of third party marketing and management agents the agreement calls for the payment of 42% of generated revenues. Of this 42%, the Company retains 12% with the remaining 30% paid to the third party agent. One year from the date of the agreement, payment on all generated revenues shall be reduced to 25% of the generated revenue. No up-front fee was paid when the agreement was entered into.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

Factors that could cause actual results to differ materially from those in forward-looking statements include: the change of business focus; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities or lack of opportunities; changes in laws or regulations; risk factors listed from time to time in our reports filed with the Securities and Exchange Commission; and other factors.

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

Employees and Consultants

The Registrant has no employees. The company's President, Arne Raabe, is retained as a consultant.

Plan of Operations

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

(b) Results of Operations

During the quarter ending December 31, 2006, we incurred an operating loss of $16,496. The major components to expenses faced by the company during the quarter was cost of sales of $29,086 (2005 - $ 10,218) and general and administrative of $3,631 (2005 - $806). As of December 31, 2006 the Company had $32,777 in accounts receivable (September 30, 2006 - $49,488), $92 in prepaid expenses (September 30, 2006 - $63), $ 20,185 in website development (September 30, 2006 - $22,000), $60,000 in other assets (September 30, 2006 - $50,000), $568 in property and equipment (September 30, 2006 - $629), $13,057 in accounts payable and accrued liabilities (September 30, 2006 - $50,942), $27,474 in licensee fee payable (September 30, 2006 - $40,928), and $15,104 in taxes payable (September 30, 2006 - $16,233). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

As of December 31, 2006, our sole source of revenue has been the rental of the licensed lists. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

No engineering, management or similar report has been prepared or provided for external use in connection with the offer of our securities to the public.

Off balance-sheet arrangements

We do not have any off balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form 10KSB, filed on February 14, 2007, that have a material impact on the Company's financial presentation and disclosure.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced, however as of the date of this report, the Company has not reached the minimum requirement and no shares have been issued.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

(b) Reports on Form 8-K filed during the quarter.

On November 17, 2006 the company filed a Form 8-K announcing the extension of option to purchase one of the licensed lists.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL INDUSTRIES LTD. (Registrant)
Dated: February 14, 2007	BY:	/s/ ARNE RAABE President, Chief Executive Officer, and Chief Financial Officer and Director