Form 10QSB
period 2007-03-31
RAPHAEL INDUSTRIES LTD.
filed 2007-05-14
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 9,511,500 outstanding as of February 9, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

Raphael Industries Ltd.

March 31, 2007

Index

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Raphael Industries Ltd.
Balance Sheets
(Expressed in US dollars)
(unaudited)

	March 31,	September 30,
	2007	2006
	$	$

ASSETS

Current Assets
Cash	55,448	86,073
Accounts receivable	21,779	49,488
Prepaid expenses	292	63

Total Current Assets	77,519	135,624

Property and Equipment (Note 3)	508	629

Website Development (Note 4)	18,370	22,000

Other assets (Note 6(a))	60,000	50,000

Total Assets	156,397	208,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	12,201	36,192
Accrued liabilities	6,451	14,750
Licensee fee payable	41,397	40,928
Income taxes payable	10,677	16,233

Total Liabilities	70,726	108,103

Contingencies and Commitments (Notes 1 and 6)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
7,000,000 shares issued and outstanding	700	700

Additional Paid-in Capital	69,300	69,300

Donated Capital (Note 5)	81,600	52,800

Deficit	(65,929)	(22,650)

Total Stockholders' Equity	85,671	100,150

Total Liabilities and Stockholder's Equity	156,397	208,253

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
Statements of Operations
(Expressed in US dollars)
(unaudited)

				For the period	Accumulated from
	Three months	Three months	Six months	October 31, 2005	October 31, 2005
	ended	ended	ended	(Date of Inception)	(Date of Inception)
	March 31,	March 31,	March 31,	to March 31,	to March 31,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	3,289	9,781	18,381	81,029	130,695
Cost of sales	22,954	22,886	52,040	33,104	144,549

Gross Profit	(19,665)	(13,105)	(33,659)	47,925	(13,854)

Operating Expenses

Foreign currency loss	-	370	-	370	1,905
General and administrative	11,545	679	15,176	1,485	39,493

Total Operating Expenses	11,545	1,409	15,176	1,855	41,398

Net income (loss) before taxes	(31,210)	(14,154)	(48,835)	46,070	(55,252)

Income tax expense (benefit)	(4,427)	87	(5,556)	24,525	10,677

Net income (loss)	(26,783)	(14,241)	(43,279)	21,545	(65,929)

Earnings per share - Basic and diluted	-	-	(0.01)	0.05

Weighted Average Shares Outstanding	7,000,000	500,000	7,000,000	407,000

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Six	For the period from	Accumulated from
	Months	October 31, 2005	October 31, 2005
	Ended	(Date of Inception)	(Date of Inception)
	March 31,	to March 31,	to March 31,
	2007	2006	2007
	$	$	$

Operating Activities

Net income (loss)	(43,279)	21,545	(65,929)

Adjustments to reconcile net loss of cash
Depreciation	3,751	54	3,925
Donated services	28,800	24,000	81,600

Change in operating assets and liabilities
Accounts receivable	27,709	(24,280)	(21,779)
Prepaid expenses	(229)	(187)	(292)
Accounts payable and accrued liabilities	(32,290)	7,400	(3,348)
License fee payable	469	14,415	41,397
Income tax payable	(5,556)	24,525	10,677
Due to a related party	-	200	-

Net Cash Provided by (Used In) Operating Activities	(20,625)	67,672	46,251

Investing Activities

Deposit on database list option	(10,000)	-	(60,000)
Purchase of equipment	-	(803)	(803)

Net Cash Flows Used in Investing Activities	(10,000)	(803)	(60,803)

Financing Activities

Proceeds from issuance of common stock	-	5,000	70,000

Net Cash Flows Provided by Financing Activities	-	5,000	70,000

Increase (Decrease) in Cash	(30,625)	71,869	55,448

Cash - Beginning of Period	86,073	-	-

Cash - End of Period	55,448	71,869	55,448

Supplemental Disclosure
Interest paid	6	6	12
Income taxes paid	-	-	-

Non-cash Investing and Financing Activities
Amount owing for capitalized website development	-	-	22,000

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

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, is dependant on a limited number of databases, is dependent on the owners of the license agreements for the renewal of the license agreements, and may require additional capital requirements. The Company currently has two licenses to four databases resulting in a limited ability to market databases. In November and December 2006, the respective license agreements call for a reduction in licensee fees to 25% of revenue on all rentals, including those generated by third party agents. Therefore, any rentals generated by third party agents will result in negative cash flow for the Company. The Company does not have sufficient marketing capability to consistently undertake rentals independent of third party marketing and management agents. As at March 31, 2007, the Company has an accumulated deficit of $65,929. As a result, the Company is dependent on third party agents to successfully market and rent the databases. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
(Expressed in US dollars)
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e) Basic and Diluted Earnings Per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the period ended March 31, 2007, there were no dilutive securities outstanding and therefore diluted earnings per share is not presented.

(f) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(m) Revenue Recognition

The Company recognizes revenue from the licensing of databases in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as an agent using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent". Revenue consists of licensing fees and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists such as a contract or a written request from the customer, the product has been transferred, and collectibility is reasonably assured. An order from a customer will include the quantity requested and the price paid by a customer. Revenues are recognized when the Company has delivered the ordered names to a customer. A customer has the authority to use the list immediately upon receipt from the Company. To reasonably assure collectibility, the Company requests pre-payments on orders from customers without an established credit history. Otherwise, the Company awards credit under terms standard in the industry and regularly review accounts receivable for any bad debts. At the completion of the transfer of names to a customer the Company has fulfilled all obligations to that customer. As of March 31, 2007, no allowance for doubtful accounts is considered necessary.

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

(p) Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

			March 31,	September 30,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	803	295	508	629

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

NOTE 4 - WEBSITE DEVELOPMENT

			March 31,	September 30,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website development	22,000	3,630	18,370	22,000

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with EITF No. 00-2, "Accounting for Web Site Development Costs."

NOTE 5 - RELATED PARTY TRANSACTIONS

Consulting fees of $14,400 and $28,800 were recorded as donated services by the President of the Company for consulting services provided to the Company during the three and six month periods ended March 31, 2007, respectively. These fees are included in cost of sales, and recorded as donated capital.

NOTE 6 - COMMITMENTS

a) The Company entered into a license agreement dated November 15, 2005 for the exclusive use of a database for a period of 24 months. The Company has the exclusive right to market the database. When revenues are generated through the Company's efforts, the agreement calls for the payment of 25% of the generated revenues to the Company. When revenues are generated through the efforts of third party marketing and management agents the agreement calls for the payment of 40% of generated revenues. Of this 40% payment, the Company retains 10% of the payment with the remaining 30% of the payment remitted to the third party agent. One year from the date of the agreement, payment on all generated revenues shall be reduced to 25% of the generated revenue. On November 15, 2006, the Company paid $10,000 to extend the option to acquire the database from November 15, 2006 to August 15, 2007. A non-refundable deposit to acquire the database of $50,000 was paid on April 15, 2006. No up-front fee was paid when the agreement was entered into.

b) The Company entered into a license agreement dated December 1, 2005 for the exclusive use of a database for a period of 24 months. The Company has the exclusive right to market the database. When revenues are generated through the Company's efforts, the agreement calls for the payment of 25% of the generated revenues to the Company. When revenues are generated through the efforts of third party marketing and management agents the agreement calls for the payment of 42% of generated revenues. Of this 42% payment, the Company retains 12% of the payment with the remaining 30% of the payment remitted to the third party agent. One year from the date of the agreement, payment on all generated revenues shall be reduced to 25% of the generated revenue. No up-front fee was paid when the agreement was entered into.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company completed its initial public offering by issuing 2,511,500 shares at a price of $0.10 per share for total proceeds of $251,150.

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

(b) Results of Operations

During the six months ending March 31, 2007, we realized revenues of $18,381 compared to $81,029 for the period from inception to March 31, 2006 and we incurred an operating loss before taxes of $48,835 compared to an operating gain of $46,070 from inception to March 31, 2006. Total operating expenses for the six months ended March 31, 2007 were $15,176 (2006 - $1,855). The major components to expenses faced by the company during the six months were cost of sales of $52,040 (2006 - $ 33,104) and general and administrative of $15,176 (2006 - $1,485).

As of March 31, 2007, the Company had $55,448 in cash (September 30, 2006 - $86,073), $21,779 in accounts receivable (September 30, 2006 - $49,488), $292 in prepaid expenses (September 30, 2006 - $63), $18,370 in website development (September 30, 2006 - $22,000), $60,000 in other assets (September 30, 2006 - $50,000), and $508 in property and equipment (September 30, 2006 - $629).

The Company further had $18,652 in accounts payable and accrued liabilities (September 30, 2006 - $50,942), $41,397 in licensee fee payable (September 30, 2006 - $40,928), and $10,677 in taxes payable (September 30, 2006 - $16,233). There is no long-term debt. The Company may, in the future, invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

With the successful closing of our initial public offering subsequent to March 31, 2007, we have sufficient cash to implement our plan of operations for the next 12 months.

Our future growth and success will be dependent on our ability to market the lists we currently maintain for our clients and to secure additional lists. If we cannot succeed in marketing our licensed lists and to secure contracts to market additional lists then our prospects for growth are substantially undermined.

As of March 31, 2007, our sole source of revenue has been the rental of the licensed lists. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

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

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced however as of March 31, 2007 the Company had not reached the minimum requirement and no shares had been issued. The offering was closed subsequent to March 31, 2007 and hence no use of proceeds have been included in this 10QSB.

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

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL INDUSTRIES LTD. (Registrant)
Dated: May 11, 2007	BY:	/s/ ARNE RAABE President, Chief Executive Officer, and Chief Financial Officer and Director