Form 10QSB
period 2007-06-30
RAPHAEL INDUSTRIES LTD.
filed 2007-08-14
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 9,511,500 outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Raphael Industries Ltd.
Balance Sheets
(Expressed in US dollars)

	June 30,	September 30,
	2007	2006
	$	$
	(unaudited)
ASSETS

Current Assets
Cash	286,867	86,073
Accounts receivable	9,400	49,488
Prepaid expenses	280	63

Total Current Assets	296,547	135,624

Property and Equipment (Note 3)	2,040	629

Website Development (Note 4)	16,555	22,000

Other assets (Note 7(a))	60,000	50,000

Total Assets	375,142	208,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	8,647	36,192
Accrued liabilities	2,790	14,750
License fee payable	28,100	40,928
Income taxes payable	7,273	16,233

Total Liabilities	46,810	108,103

Contingencies and Commitments (Notes 1 and 7)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
9,511,500 and 7,000,000 shares issued and outstanding	951	700

Additional Paid-in Capital	320,199	69,300

Donated Capital (Note 6)	96,000	52,800

Deficit	(88,818)	(22,650)

Total Stockholders' Equity	328,332	100,150

Total Liabilities and Stockholder's Equity	375,142	208,253

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Nine months ended June 30, 2007	For the period from October 31, 2005 (Date of Inception to June 30, 2006	Accumulated from October 31, 2005 (Date of Inception) to June 30, 2007
	$	$	$	$	$

Revenue	6,479	8,583	24,860	89,611	137,174
Cost of sales	23,300	22,702	75,340	55,806	167,849

Gross Profit	(16,821)	(14,119)	(50,480)	33,805	(30,675)

Operating Expenses

Foreign currency loss	-	1,115	-	1,484	1,905
General and administrative	9,472	9,318	24,648	10,802	48,965

Total Operating Expenses	9,472	10,433	24,648	12,286	50,870

Net income (loss) before taxes	(26,293)	(24,552)	(75,128)	21,519	(81,545)

Income tax expense (benefit)	(3,404)	3,553	(8,960)	20,972	7,273

Net income (loss)	(22,889)	(28,105)	(66,168)	547	(88,818)

Earnings per share - Basic and diluted	-	-	(0.01)	-

Weighted Average Shares Outstanding	8,683,500	7,000,000	7,561,200	2,081,000

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Nine Months Ended June 30, 2007	For the period from October 31, 2005 (Date of Inception) to June 30, 2006	Accumulated from October 31, 2005 (Date of Inception) to June 30, 2007
	$	$	$

Operating Activities

Net income (loss) for the period	(66,168)	547	(88,818)

Adjustments to reconcile net loss to cash
Depreciation	5,700	114	5,875
Donated services	43,200	38,400	96,000

Change in operating assets and liabilities
Accounts receivable	40,088	(11,311)	(9,400)
Prepaid expenses	(217)	(125)	(280)
Accounts payable and accrued liabilities	(39,505)	56,822	(10,564)
License fee payable	(12,828)	-	28,100
Income tax payable	(8,960)	-	7,273

Net Cash Provided by (Used In) Operating Activities	(38,690)	84,447	28,186

Investing Activities

Deposit on database list option	(10,000)	(50,000)	(60,000)
Purchase of equipment	(1,666)	(803)	(2,469)

Net Cash Flows Used in Investing Activities	(11,666)	(50,803)	(62,469)

Financing Activities

Proceeds from issuance of common stock	251,150	70,000	321,150

Net Cash Flows Provided by Financing Activities	251,150	70,000	321,150

Increase in Cash	200,794	103,644	286,867

Cash - Beginning of Period	86,073	-	-

Cash - End of Period	286,867	103,644	286,867

Supplemental Disclosure
Interest paid	6	6	12
Income taxes paid	-	-	-

Non-cash Investing and Financing Activities
Amount owing for capitalized website development	-	-	22,000

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

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date, the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, is dependant on a limited number of databases, is dependent on the owners of the license agreements for the renewal of the license agreements, and may require additional capital requirements. The Company currently has two licenses to four databases resulting in a limited ability to market databases. In November and December 2006, the respective license agreements call for a reduction in licensee fees to 25% of revenue on all rentals, including those generated by third party agents. Therefore, any rentals generated by third party agents will result in negative cash flow for the Company. The Company does not have sufficient marketing capability to consistently undertake rentals independent of third party marketing and management agents. As at June 30, 2007, the Company has an accumulated deficit of $88,043. As a result, the Company is dependent on third party agents to successfully market and rent the databases. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management's plan is to continue raising additional funds through future equity or debt financings, as needed, until it can generate sufficient revenues to maintain sustainable profitable operations. On October 25, 2006, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on November 9, 2006, to offer up to a minimum of 2,500,000 shares of common stock at $0.10 per share for cash proceeds of $250,000 and a maximum of 5,000,000 shares of common stock at $0.10 per share for cash proceeds of $500,000. In April 2007, the Company issued 2,511,500 common shares at $0.10 per common share for gross proceeds of $251,150 as part of the SB-2. Refer to Note 5.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is September 30.

(b) Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended September 30, 2006, included in the Company's Annual Report on Form 10-KSB filed on February 14, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position at June 30, 2007, and the consolidated results of its operations and consolidated cash flows for the three and nine months ended June 30, 2007 and 2006. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(e) Basic and Diluted Earnings Per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the period ended June 30, 2007, there were no dilutive securities outstanding and therefore diluted earnings per share is not presented.

(f) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(l) Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs, the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs".

Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

(m) Revenue Recognition

The Company recognizes revenue from the licensing of databases in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as an agent using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent". Revenue consists of licensing fees and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists such as a contract or a written request from the customer, the product has been transferred, and collectibility is reasonably assured. An order from a customer will include the quantity requested and the price paid by a customer. Revenues are recognized when the Company has delivered the ordered names to a customer. A customer has the authority to use the list immediately upon receipt from the Company. To reasonably assure collectibility, the Company requests pre-payments on orders from customers without an established credit history. Otherwise, the Company awards credit under terms standard in the industry and regularly review accounts receivable for any bad debts. At the completion of the transfer of names to a customer the Company has fulfilled all obligations to that customer. As of June 30, 2007, no allowance for doubtful accounts is considered necessary.

(n) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

(p) Recently Issued Accounting Pronouncements

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

(p) Recently Issued Accounting Pronouncements (continued)

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on its financial statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

			June 30,	September 30,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	2,469	429	2,040	629

NOTE 4 - WEBSITE DEVELOPMENT

			June 30,	September 30,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website development	22,000	5,445	16,555	22,000

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with EITF No. 00-2, "Accounting for Web Site Development Costs."

Raphael Industries Ltd.
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

NOTE 5 - COMMON SHARES

In April 2007, the Company issued 2,511,500 common shares at $0.10 per common share for gross proceeds of $251,150.

NOTE 6 - RELATED PARTY TRANSACTIONS

Consulting fees of $14,400 and $43,200 were recorded as donated services by the President of the Company for consulting services provided to the Company during the three and nine month periods ended June 30, 2007, respectively. These fees are included in cost of sales, and recorded as donated capital.

NOTE 7 - COMMITMENTS

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

(b) Results of Operations

During the nine months ending June 30, 2007, we realized revenues of $24,860 compared to $89,611 for the period from inception to June 30, 2006 and we incurred an operating loss after taxes of $66,168 compared to an operating gain of $547 from inception to June 30, 2006. Total operating expenses for the nine months ended June 30, 2007 were $24,648 (2006 - $12,286). The major components to expenses faced by the company during the nine months were cost of sales of $75,340 (2006 - $55,806) and general and administrative of $24,648 (2006 - $10,802).

As of June 30, 2007, the Company had $286,867 in cash (September 30, 2006 - $86,073), $9,400 in accounts receivable (September 30, 2006 - $49,488), $280 in prepaid expenses (September 30, 2006 - $63), $16,555 in website development (September 30, 2006 - $22,000), $60,000 in other assets (September 30, 2006 - $50,000), and $2,040 in property and equipment (September 30, 2006 - $629).

The Company further had $11,437 in accounts payable and accrued liabilities (September 30, 2006 - $50,942), $28,100 in licensee fee payable (September 30, 2006 - $40,928), and $7,273 in taxes payable (September 30, 2006 - $16,233). There is no long-term debt. The Company may, in the future, invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

With the successful closing of our initial public offering on April 30, 2007, we have sufficient cash to implement our plan of operations for the next 12 months.

Our future growth and success will be dependent on our ability to market the lists we currently maintain for our clients and to secure additional lists. If we cannot succeed in marketing our licensed lists and to secure contracts to market additional lists then our prospects for growth are substantially undermined.

As of June 30, 2007, our sole source of revenue has been the rental of the licensed lists. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

On April 30, 2007 we closed a financing by issuing 2,511,500 shares for $251,150 pursuant to an SB-2 registration statement declared effective by the Securities and Exchange Commission on November 9, 2006.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced however as of March 31, 2007 the Company had not reached the minimum requirement and no shares had been issued. The offering was closed on April 30, 2007 and 2,511,500 shares were issued at an offering price of $0.10 per share for total proceeds of $251,150. The following table details the use of proceeds through June 30, 2007.

Rent, Audit, General Legal and Office Expenses	$9,388
List updating and enhancement	1,000

TOTAL	$10,388

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

On April 30, 2007, we filed a current report on Form 8-K disclosing the completion of the private placement offering of 2,511,500 shares as described above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL INDUSTRIES LTD. (Registrant)
Dated: August 14, 2007	BY:	/s/ ARNE RAABE President, Chief Executive Officer, and Chief Financial Officer and Director