Form 10KSB
period 2007-09-30
RAPHAEL INDUSTRIES LTD.
filed 2008-01-15
CIK 1367408

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007

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
COMMON STOCK
(Title of class)

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The issuer's revenues for its most recent fiscal year: $32,612.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of January 8, 2008 is: $1,883,625

The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007 and
January 8, 2008: 9,511,500 Shares Common Stock. $0.0001 par value per share.

Transitional Small Business Disclosure Format: ☐ YES ☒ NO

FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although Raphael Industries believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

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

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Raphael Industries Ltd is a Nevada company incorporated on October 31, 2005. We are a startup company providing list management and marketing services in the direct mail marketing industry. To date we have had limited revenues and have been issued a going concern opinion from our auditors. Our registered office and agent for service is located at 5190 Neil Road, Suite 430 Reno, NV 89502 and we maintain a corporate office at 268 Bush Street, Suite 4205, San Francisco, CA 94104. Our telephone and fax numbers are 1-866-261-8853 and 1-414-434-3656, respectively and our corporate website is www.raphaelindustries.net.

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

On December 1, 2007 we renegotiated and extended the license agreement with Global Commodity Press Limited for an additional term of 2 years.

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

We provide list management and marketing services within the direct mail marketing industry. We have entered into the following agreements:

1. one license agreements to market manage and rent two lists

2. one database storage agreement to secure and store our licensed lists.

3. marketing and management agreements to assist in marketing and managing our lists.

The main provisions of the license agreement (exhibit 10.7) authorize us to market the lists to companies, individuals or other entities that are prospective users of the lists. On rentals that we secure the agreement stipulate that we shall retain 30% net of rental income.

The lists contain names and addresses of individuals and companies located in the United States. There are a total of approximately 100,000 names, populated through 2 lists with a predominance of male individuals.

The storage agreement enable us to use third party companies that specialize in the secure storage and online processing of our lists. This enables us to maintain the security of our lists as well as enabling us to process customer orders more effectively online. The main provisions of our storage agreement (exhibit 10.5) are as follows:

1. The storage company shall protect our lists by using a reasonable degree of care to prevent the unauthorized use, dissemination or publication of the lists.

2. The lists are confidential and are held by the storage company in confidence.

3. The storage company agree that they will not permit any person, firm or corporation to use, copy or reproduce in any manner whatsoever any part of the lists, without our prior approval.

Both agreements are month to month and cancellable on 30 days notice. The pricing for the services were agreed to verbally and are not specified in the agreements. The agreement with Marketing Software Company (exhibit 10.5) calls for a monthly payment of $350. Except for the agreement and the payment requirements there are no other terms that govern the business relationships between the firms.

We have entered into one agreement with marketing and management agent (exhibit 10.7). The main provisions of the agreement require us to pay the agent 30% of all list rental income generated by the agent. The agreement is month to month and cancelable on 30 days written notice. The agreement permits the agent to market and rent the lists through various territories.

Our business strategy is to continue to market and rent our existing lists and secure additional contracts with other list owners.

Outsourced Management and Marketing Services

Our management and marketing agent provides the following services specific to our licensed lists:

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

According to the Direct Marketing Association, a leading global trade association supporting the direct mail marketing industry, total direct mail marketing advertising in 2006 was $166.5 billion. According to the report, measured against total US sales, these advertising expenditures generated $1.93 trillion in incremental sales.

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

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. Our audited financial statements for the year ended September 30, 2007 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

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

We have generated limited revenues from operations and may have additional capital requirements to continue our operations. Such capital might not be available to us on favorable terms or at all, and if unavailable our ability to run our business will be negatively effected. If we are unable to generate sufficient revenues to cover operating expenses or raise additional funds, we will unlikely establish or maintain our business operations resulting in the failure of our business and the loss of your investment. We currently have no other plans or arrangements to raise capital for our business.

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

We are presently dependent on the owners of our licensed lists for our continued operations and our business could be materially harmed by their failure to renew the license agreements. We have entered into licensing agreements to market and manage two lists. This agreement expire on December 1, 2009 and failure to renew this agreement or enter into additional agreements with other list owners will result in the failure of our business.

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

Our President owns 73.6% of the shares in the company, allowing him to control the company's future direction. Our president controls all matters subject to stockholder's vote. See "Security Ownership of Certain Beneficial Owners and Management."

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our common stock is quoted on the OTC Bulletin Board under ticker symbol RPHA. There has been no trading in our common stock and as such no information for high and low sales prices are provided.

At January 10, 2008, there were 9,511,500 common shares issued and outstanding.

(b) Holders

At January 10, 2008, there were 64 holders of record.

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

Our securities consist of common stock with a par value of $0.0001 per share. Our authorized capital is 50,000,000 common shares of which 9,511,500 common shares are issued and outstanding as of January 10, 2008. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

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

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 40,488,500 common stock shares are authorized but unissued as of January 10, 2008. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of American Media Systems by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Raphael Industries.

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

Use of Proceeds from Registered Securities

This use of proceeds information is being disclosed pursuant to our SB-2 registration statement file # 333-135331 declared effective on November 9, 2006. The offering commenced on November 9, 2006 and was terminated on April 30, 2006 with 2,511,500 shares of common stock issued and $251,150 raised.

Pursuant to the SB-2 registration statement we registered 5,000,000 shares for sale by the issuer for maximum proceeds of $500,000 of which 2,511,500 shares were sold for total proceeds of $251,150.

There was no underwriter in the offering and no funds have been paid for underwriting discounts or commissions, finders' fees, or to underwriters in connection with the offering.

We paid total expenses of $10,787 including legal, audit, and transfer agent fees related to the offering. All these fees were paid directly by the issuer and none of the fees were paid to a director, officer, 10% security owners, or any individual or firm with insider or related party affiliation with the issuer.

Net proceeds to the issuer after taking account of expense related to the registration statement were $239,299. The following table details the use of proceeds from April 30, 2007 through September 30, 2007.

List and services marketing	$-
Web site and material design	-
Rent, Audit, General Legal and Office Expenses	16,055
List updating and enhancement	1,000
-

TOTAL	$17,055

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(b) Results of Operations

During the fiscal year ending September 30, 2007, we incurred an operating loss of $148,789 as compared to a loss of $22,650 for the period ending September 30, 2006. The major components to expenses faced by the company during the last year have been general and administrative of $89,392 (2006 - $81,425), option expense of $60,000 (2006 - $nil), and cost of sales of $48,242 (2006 - $35,883). As of September 30, 2007 the Company had $25,579 (2006 - $49,488) in accounts receivable, $145 (2006 - $63) in prepaid expenses, $14,740 (2006 - $22,000) in website development, $1,855 (2006 - $629) in property and equipment, $6,391 (2006 - $36,192) in accounts payable, $7,479 (2006 - $14,750) in accrued liabilities, $32,812 (2006 - $40,928) in licensee fee payable, and $nil (2006 - $16,233) in taxes payable. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

As of September 30, 2007, our sole source of revenue has been the rental of the licensed lists. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

No engineering, management or similar report has been prepared or provided for external use in connection with the offer of our securities to the public.

Liquidity and Capital Resources

During the year ended September 30, 2007 we secured $251,150 in capital through the issuing of 2,511,500 common stock pursuant to an SB2 registration statement.

During the year ended September 30, 2007 the Company invested $10,000 (2006 - $50,000) in an option to purchase one of the Company's licensed lists. The Company decided to let the option expire in August of 2007 without exercising the option.

At September 30, 2007 our current assets totaled $290,198 (2006 - $135,624). Our current assets at September 30, 2007 consisted of $264,474 (2006 - $80,073) in cash, $25,579 (2006 - $49,488) in accounts receivable, and $145 (2006 - $63) in prepaid expenses. Our current liabilities at September 30, 2007 were $46,682 (2006 - $108,103). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We have sufficient cash to carry out our normal operations for the next twelve months. To the extent that we may require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

(c) Off-blance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Raphael Industries Ltd.

(A Development Stage Company)

September 30, 2007

K. R. Margetson Ltd.	Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Raphael Industries Ltd.

We have audited the accompanying balance sheet of Raphael Industries Ltd. (a Development Stage Company) as of September 30, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from October 31, 2005 (date of inception) through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for period from October 31, 2005 (date of inception) through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has yet to attain profitable operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

North Vancouver, Canada	"K R. Margetson Ltd."
January 14, 2008,	Chartered Accountant

331 East 5th Street	Telephone: 604-929-0819
North Vancouver BC V7L 1M1	Facsimile: 604-929-0851
canada	E-MAIL: keith@krmargetson.com

Raphael Industries Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30,	September 30,
	2007	2006
	$	$

ASSETS

Current Assets
Cash	264,474	86,073
Accounts receivable	25,579	49,488
Prepaid expenses	145	63

Total Current Assets	290,198	135,624

Property and Equipment (Note 3)	1,855	629

Website Development (Note 4)	14,740	22,000

Other assets (Note 6(a))	-	50,000

Total Assets	306,793	208,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	6,391	36,192
Accrued liabilities	7,479	14,750
Licensee fee payable	32,812	40,928
Income taxes payable	-	16,233

Total Liabilities	46,682	108,103

Going Concern and Commitments (Notes 1 and 6)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
9,511,500 and 7,000,000 shares issued and outstanding	951	700

Additional Paid-in Capital	320,199	69,300

Donated Capital (Note 5)	110,400	52,800

Deficit	(171,439)	(22,650)

Total Stockholders' Equity	260,111	100,150

Total Liabilities and Stockholder's Equity	306,793	208,253

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

			Accumulated from
			October 31, 2005
	Year ended	Period ended	(Date of Inception)
	September 30,	September 30,	to September 30,
	2007	2006	2007
	$	$	$

Revenue	32,612	112,796	145,408
Cost of sales	48,242	35,883	84,125

Gross Profit	(15,630)	76,913	61,283

Operating Expenses

Foreign currency loss	-	1,905	1,905
General and administrative	89,392	81,425	170,817
Option expense	60,000	-	60,000

Total Operating Expenses	149,392	83,330	232,722

Net income (loss) before taxes	(165,022)	(6,417)	(171,439)

Income tax expense (benefit)	(16,233)	16,233	-

Net income (loss)	(148,789)	(22,650)	(171,439)

Loss per share - Basic and diluted	(0.02)	(0.01)

Weighted Average Shares Outstanding	8,052,766	3,380,597

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

			Accumulated from
			October 31, 2005
	Year ended	Period ended	(Date of Inception)
	September 30,	September 30,	to September 30,
	2007	2006	2007
	$	$	$

Operating Activities

Net income (loss)	(148,789)	(22,650)	(171,439)

Adjustments to reconcile net loss of cash
Depreciation	7,699	174	7,873
Donated services	57,600	52,800	110,400
Option lapse	50,000	-	50,000

Change in operating assets and liabilities
Accounts receivable	23,909	(49,488)	(25,579)
Prepaid expenses	(82)	(63)	(145)
Accounts payable and accrued liabilities	(37,072)	28,942	(8,130)
License fee payable	(8,115)	40,928	32,813
Income tax payable	(16,233)	16,233	-

Net Cash Provided by (Used In) Operating Activities	(71,083)	66,876	(4,207)

Investing Activities

Deposit on database list option	-	(50,000)	(50,000)
Purchase of equipment	(1,666)	(803)	(2,469)

Net Cash Flows Used in Investing Activities	(1,666)	(50,803)	(52,469)

Financing Activities

Proceeds from issuance of common stock	251,150	70,000	321,150

Net Cash Flows Provided by Financing Activities	251,150	70,000	321,150

Increase (Decrease) in Cash	178,401	86,073	264,474

Cash - Beginning of Period	86,073	-	-

Cash - End of Period	264,474	86,073	264,474

Supplemental Disclosure
Interest paid	30	6	36

Non-cash investing and Financial Activities
Amount owing for capitalized website development	-	22,000	-

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Stockholders' Equity
For the Period from October 31, 2005 (Date of Inception) to September 30, 2007
(Expressed in US dollars)

			Additional			Total
	Common Stock		Paid-in	Donated		Stockholder's
	Shares	Amount	Capital	Capital	Deficit	Equity
	#	$	$	$	$	$

Balance on October 31, 2005 (Date of Inception)	-	-	-	-	-	-

October 31, 2005 - issue of common stock for
cash at $1.00 per share	1	1	-	-	-	1

November 28, 2005 - cancellation of common
stock	(1)	(1)	-	-	-	(1)

November 28, 2005 - issue of common stock
for cash at $0.01 per share	500,000	50	4,950	-	-	5,000

April 30, 2006 - issue of common stock
for cash at $0.01 per share	6,500,000	650	64,350	-	-	65,000

Donated services	-	-	-	52,800	-	52,800

Net loss	-	-		-	(22,650)	(22,650)

Balance - September 30, 2006	7,000,000	700	69,300	52,800	(22,650)	100,150

April 30, 2007 - issue of common stock
for cash at $0.10 per share	2,511,500	251	250,899	-	-	251,150

Donated services	-	-	-	57,600	-	57,600

Net loss	-	-		-	(148,789)	(148,789)

Balance - September 30, 2007	9,511,500	951	320,199	110,400	(171,439)	260,111

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
(Expressed in US dollars)

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Raphael Industries Ltd. ("the Company") was incorporated on October 31, 2005 under the laws of the State of Nevada. Its principal business is to market database for commercial use in newsletters, direct mail, and internet marketing promotions. The Company has obtained the rights to four subscriber databases.

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company is in the development stage as of September 30, 2007. It has limited operating history, has generated limited revenues from operations, is dependant on a limited number of databases, is dependent on the owners of the license agreements for the renewal of the license agreements, and may require additional capital requirements. The Company currently has one license to two databases resulting in a limited ability to market databases. The Company does not have sufficient marketing capability to consistently undertake rentals independent of third party marketing and management agents. As at September 30, 2007, the Company has an accumulated deficit of $171,439. As a result, the Company is dependent on third party agents to successfully market and rent the databases. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plan is to continue raising additional funds through future equity or debt financings, as needed, until it can generate sufficient revenues to maintain sustainable profitable operations. On October 25, 2006, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on November 9, 2006, to offer up to a minimum of 2,500,000 shares of common stock at $0.10 per share for cash proceeds of $250,000 and a maximum of 5,000,000 shares of common stock at $0.10 per share for cash proceeds of $500,000. On April 30, 2007 the Company completed the financing and raised $251,150 The Company anticipates that as a result of the above, it will have sufficient capital to maintain operations for the next 12 months.

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

(d) Basic and Diluted Earnings Per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the period ended September 30, 2007, there were no dilutive securities outstanding and therefore diluted earnings per share is not presented.

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l) Revenue Recognition

The Company recognizes revenue from the licensing of databases in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as an agent using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent". Revenue consists of licensing fees and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists such as a contract or a written request from the customer, the product has been transferred, and collectibility is reasonably assured. An order from a customer will include the quantity requested and the price paid by a customer. Revenues are recognized when the Company has delivered the ordered names to a customer. A customer has the authority to use the list immediately upon receipt from the Company. To reasonably assure collectibility, the Company requests pre-payments on orders from customers without an established credit history. Otherwise, the Company awards credit under terms standard in the industry and regularly review accounts receivable for any bad debts. At the completion of the transfer of names to a customer the Company has fulfilled all obligations to that customer. As of September 30, 2007, no allowance for doubtful accounts is considered necessary.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. As the Company does not have any defined benefit plan or other postretirement plans, the adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

			September 30,	September 30,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	2,469	614	1,855	629

NOTE 4 - WEBSITE DEVELOPMENT

			September 30,	September 30,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website development	22,000	7,260	14,740	22,000

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006
(Expressed in US dollars)

NOTE 4 - WEBSITE DEVELOPMENT (continued)

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with EITF No. 00-2, "Accounting for Web Site Development Costs."

NOTE 5 - RELATED PARTY TRANSACTIONS

The President of the Company provided consulting services of $57,600 during the year ended September 30, 2007 (2006 - $ 52,800). These fees are included in general and administrative expenses, and recorded in Stockholders'Equity as donated capital.

NOTE 6 - COMMON STOCK

a. On April 30, 2007, the Company issued 2,511,500 shares of common stock pursuant to the Company's SB-2 registration statement at $0.10 per share for cash proceeds of $251,150.

b. On April 30, 2006, the Company issued 6,500,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $65,000.

c. On November 28, 2005, the Company issued 500,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $5,000.

d. On October 31, 2005, the Company issued 1 share of common stock to the President of the Company at $1.00 per share for cash proceeds of $1. The share of common stock was cancelled on November 28, 2005.

NOTE 7 - COMMITMENTS

The Company entered into a license agreement dated December 1, 2007 for the exclusive use of a database for a period of 24 months. The Company has the exclusive right to market the database. The agreement calls for the payment of 30% of the generated revenues to the Company.

On April 15, 2006 the Company paid $50,000 as a non-refundable deposit for the option to purchase a database. A further $10,000 was paid to extend the time frame for exercising the option. The option was not exercised within the required time and has been expensed.

NOTE 8 - INCOME TAXES

The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". As at September 30, 2007, the Company had net deferred tax assets calculated at an expected rate of 35% of approximately $16,000 arising from a net operating loss carry forward of approximately $61,000 for income tax purposes, which expires in the year 2027. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The significant components of the deferred tax asset at September 30, 2007 and 2006 were as follows:

	2007	2006
	$	$

Net loss before taxes	(165,022)	(6,417)
Add: permanent differences	57,600	52,800

	(107,422)	46,383
Expected statutory rate	35%	35%

Income tax expense (recovery)	(16,233)	16,233
Deferred tax asset	21,365	-
Valuation allowance	(21,365)	-

Net Deferred Assets	-	-

The change in the valuation allowance from September 30, 2006 to September 30, 2007 was an increase of $21,365.

NOTE 9 RECLASSIFICATION

Certain 2006 amounts have been reclassified in order to conform with the 2007 financial statement presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any disagreements with the auditor on any audit or accounting issues.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Name	Age	Position

Arne Raabe	38	President, Secretary, Treasurer, Chief Executive Officer, and Director

Craig Wacaser	41	Director

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

Craig Wacaser

Mr. Wacaser holds a bachelor of science degree from Arizona State University and an MBA from the UCLA Anderson Graduate School of Management where he graduated Magna Cum Laude. In 2001 and 2002 he worked as regional sales manager for Emperative, Inc. where he was responsible for developing the western region territory. From 2002 through 2004 he worked for Iron Mountain, Inc. as regional product manager. His responsibilities with Iron Mountain included responsibility for developing messaging and market segmentation for the new electronic vaulting market for Iron Mountain. He developed marketing communications, and targeted campaigns and trained sales reps in solutions selling strategies. From 2004 through 2006 he held the position of principal consultant, sales and marketing solutions with Dun & Bradstreet. At D&B he was responsible for developing account strategies for the company's largest telecommunications accounts in the southwest. Since September of 2006 he has held position of account executive with SAS Institute Inc.

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended September 30, 2007 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

(e) Audit committee financial expert

The Issuer has determined that it does not have an audit committee financial expert serving on its audit committee. The Issuer has been unable to nominate an individual with the required expertise to stand for election to the Issuer's Board of Directors.

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

Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics was filed as an exhibit to Form 10-KSB for the year ending September 30, 2006. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Upon written request at our corporate executive office we will deliver to any person free of charge a copy of such code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

We do not currently have employment agreements with our executive officer, but expect to sign an employment agreement with him in the next approximately twelve (12) months. To date no officer or director has drawn any salary and neither Mr. Raabe nor any other person will be compensated in the future for past services. We do not currently have a stock option plan.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Arne Raabe President, CEO & Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Option/SAR Grants

There were no option/SAR Grants during the 2006 or 2007 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2006 or 2007 fiscal years and there are no stock options outstanding at September 30, 2007 or at the date of this report.

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

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Arne Raabe President, CEO & Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Craig Wacaser Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of January 10, 2008, we had an authorized share capital of 50,000,000 common shares with a par value of $0.0001 per share of which 9,511,500 shares are issued and outstanding.

The following table sets forth, as of January 10, 2008, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

(1)	(2)	(3)	(4)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Arne Raabe, 241-1027 Davie Street Vancouver, BC V6E 4L2 Canada	7,000,000	73.6%

Common	All Officers and Directors as a Group (two persons)	7,000,000	73.6%

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

Transactions with Promoter

In addition to his position in our management, Mr. Raabe is also our only promoter.

ITEM 13. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.3	By-Laws (1)

4.1	Specimen Stock Certificate (1)

5.1	Opinion on legality (1)

10.1	License agreement with Free Enterprise Press (1)

10.2	License agreement with Global Commodity Press (1)

10.3	Agreement with Kroll Direct Marketing (1)

10.4	Agreement with Infomat Inc. (1)

10.5	Agreement with Marketing Software Company (1)

10.6	Agreement with List Fusion (1)

10.7	Agreement with Global Commodity Press

14.1	Code of ethics (2)

23.1	Consent from Conrad Lysiak (1)

23.2	Consent from Manning Elliott (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

99.2	Subscription agreement (1)

(1) Incorporated herein by reference from our Form SB-2 registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-135331.

(2) Incorporated herein by reference from our Form 10KSB for the year ended September 30, 2006 filed with the Securities and Exchange Commission on February 14, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our registration statement on Form SB-2 and the audit of our annual financial statements for the fiscal years ending September 30, 2006 and 2007 were $9,500 and $11,922, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2006 and 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended September 30, 2006 and 2007 were $0.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Raphael Industries Ltd.

Date: January 15, 2008
By: /s/ ARNE RAABE
Arne Raabe,
Chief Executive Officer, Chief Financial Officer and principal accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 15, 2008
By: /s/ ARNE RAABE
Arne Raabe,
Chief Executive Officer, Chief Financial Officer, principal accounting officer, and director

Date: January 15, 2008
By: /s/ CRAIG WACASER
Craig Wacaser,
Director