Form 10QSB
period 2007-12-31
RAPHAEL INDUSTRIES LTD.
filed 2008-02-14
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 9,511,500 outstanding as of February 11, 2008.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Raphael Industries Ltd.
(A Development Stage Company)
December 31, 2007

Index

Balance Sheet	F-1
Statement of Operations	F-2
Statement of Cash Flows	F-3
Notes to the Financial Statements	F-4

Raphael Industries Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31,	September 30,
	2007	2007
	$	$

ASSETS

Current Assets
Cash	266,305	264,474
Accounts receivable	15,610	25,579
Prepaid expenses	360	145

Total Current Assets	282,275	290,198

Property and Equipment (Note 3)	1,670	1,855

Website Development (Note 4)	12,925	14,740

Total Assets	296,870	306,793

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	9,191	6,391
Accrued liabilities	9,752	7,479
Licensee fee payable	47,165	32,812

Total Liabilities	66,108	46,682

Going Concern and Commitments (Notes 1 and 6)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
9,511,500 shares issued and outstanding	951	951

Additional Paid-in Capital	320,199	320,199

Donated Capital (Note 5)	124,800	110,440

Deficit Accumulated During the Development Stage	(215,188)	(171,439)

Total Stockholders' Equity	230,762	260,111

Total Liabilities and Stockholders' Equity	296,870	306,793

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

			Accumulated from
	Three months	Three months	October 31, 2005
	ended	ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2007	2006	2007
	$	$	$

Revenue	4,650	15,092	150,058
Cost of sales	9,029	14,686	93,154

Gross Profit	(4,379)	406	56,904

Operating Expenses
Foreign currency loss	12,010	-	13,915
General and administrative	27,360	18,031	198,177
Option expense	-	-	60,000

Total Operating Expenses	39,370	18,031	272,092

Net income (loss) before taxes	(43,749)	(17,625)	(215,188)

Income tax expense (benefit)	-	(1,129)	-

Net income (loss)	(43,749)	(16,496)	(215,188)

Loss per share - Basic and diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	9,511,500	7,000,000

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

			Accumulated from
	Three months	Three months	October 31, 2005
	ended	ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2007	2006	2007
	$	$	$

Operating Activities

Net income (loss)	(43,749)	(16,496)	(215,188)

Adjustments to reconcile net loss of cash
Depreciation	2,000	1,876	9,873
Donated services	14,400	14,400	124,800

Change in operating assets and liabilities
Accounts receivable	9,969	16,711	(15,610)
Prepaid expenses	(215)	(29)	(360)
Accounts payable and accrued liabilities	5,073	(37,885)	(3,056)
License fee payable	14,353	(13,454)	47,165
Income tax payable	-	(1,129)	-

Net Cash Provided by (Used In) Operating Activities	1,831	(36,006)	(52,376)

Investing Activities

Deposit on database list option	-	(10,000)	-
Purchase of equipment	-	-	(2,469)

Net Cash Flows Used in Investing Activities	-	(10,000)	(2,469)

Financing Activities

Proceeds from issuance of common stock	-	-	321,150

Net Cash Flows Provided by Financing Activities	-	-	321,150

Increase (Decrease) in Cash	1,831	(46,006)	266,305

Cash - Beginning of Period	264,474	86,073	-

Cash - End of Period	266,305	40,067	266,305

Supplemental Disclosure
Interest paid	-	-	36
Foreign exchange loss	11,542	-	11,542

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Raphael Industries Ltd. ("the Company") was incorporated on October 31, 2005 under the laws of the State of Nevada. Its principal business is to market database for commercial use in newsletters, direct mail, and internet marketing promotions. The Company has obtained the rights to two subscriber databases.

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, is dependant on a limited number of databases, is dependent on the owners of the license agreements for the renewal of the license agreements, and may require additional capital requirements. The Company currently has one license to two databases resulting in a limited ability to market databases. The Company does not have sufficient marketing capability to consistently undertake rentals independent of third party marketing and management agents. As at December 31, 2007, the Company has an accumulated deficit of $215,188. As a result, the Company is dependent on third party agents to successfully market and rent the databases. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plan is to continue raising additional funds through future equity or debt financings, as needed, until it can generate sufficient revenues to maintain sustainable profitable operations. On October 25, 2006, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on November 9, 2006, to offer up to a minimum of 2,500,000 shares of common stock at $0.10 per share for cash proceeds of $250,000 and a maximum of 5,000,000 shares of common stock at $0.10 per share for cash proceeds of $500,000. The Company raised $251,150 pursuant to the SB-2 and has sufficient capital to maintain operations for the next 12 months.

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
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e) Basic and Diluted Earnings Per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the period ended December 31, 2007, there were no dilutive securities outstanding and therefore diluted earnings per share is not presented.

(f) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
(A Development Stage Company)
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

(m) Revenue Recognition

The Company recognizes revenue from the licensing of databases in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as an agent using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent". Revenue consists of licensing fees and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists such as a contract or a written request from the customer, the product has been transferred, and collectibility is reasonably assured. An order from a customer will include the quantity requested and the price paid by a customer. Revenues are recognized when the Company has delivered the ordered names to a customer. A customer has the authority to use the list immediately upon receipt from the Company. To reasonably assure collectibility, the Company requests pre-payments on orders from customers without an established credit history. Otherwise, the Company awards credit under terms standard in the industry and regularly review accounts receivable for any bad debts. At the completion of the transfer of names to a customer the Company has fulfilled all obligations to that customer. As of December 31, 2007, no allowance for doubtful accounts is considered necessary.

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
(A Development Stage Company)
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

NOTE 3 - PROPERTY AND EQUIPMENT

			December 31,	September 30,
			2007	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	2,469	719	1,670	1,855

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

NOTE 4 - WEBSITE DEVELOPMENT

			December 31,	September 30,
			2007	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website development	22,000	9,075	12,925	14,740

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with EITF No. 00-2, "Accounting for Web Site Development Costs."

NOTE 5 - RELATED PARTY TRANSACTIONS

Consulting fees of $14,400 were recorded as donated services by the President of the Company for consulting services provided to the Company during the three month period ended December 31, 2007. These fees are included in general and administrative, and recorded as donated capital.

NOTE 6 - COMMITMENTS

The Company entered into a license agreement dated December 1, 2007 for the exclusive use of a database for a period of 24 months. The Company has the exclusive right to market the database. The agreement calls for the payment of 30% of the generated revenues to the Company.

NOTE 7 - RECLASSIFICATION

Certain 2007 amounts have been reclassified in order to conform with the 2008 financial statement presentation.

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

Raphael Industries Ltd is a Nevada company incorporated on October 31, 2005. We are a startup company providing list management and marketing services in the direct mail marketing industry. To date we have had limited revenues and have been issued a going concern opinion from our auditors. Our registered office and agent for service is located at 5190 Neil Road Suite 430 Reno NV 89502 and we maintain an executive operations office at 700, One Executive Place 1816 Crowchild Trail N.W. Calgary, AB, T2M 3Y7 and corporate office at 268 Bush Street, Suite 4205, San Francisco, CA 94104. Our telephone and fax numbers are 1-866-261-8853 and 1-414-434-3656, respectively and our corporate website is www.raphaelindustries.net.

Employees and Consultants

The Registrant has no employees. The company's President, Arne Raabe, is retained as a consultant.

(b) Results of Operations

During the three months ending December 31, 2007, we realized revenues of $4,650 compared to $15,092 for the same period of 2006 and we incurred an operating loss before taxes of $43,749 compared to an operating loss of $17,625 for 2006. Total operating expenses for the three months ended December 31, 2007 were $39,370 (2006 - $18,031). The major components to expenses faced by the company during the three months were general and administrative of $27,360 (2006 - $18,031), foreign currency loss of $12,010 (2006 - $ nil), and cost of sales of $9,029 (2006 - $ 14,686).

As of December 31, 2007, the Company had $266,305 in cash (September 30, 2007 - $264,474), $15,610 in accounts receivable (September 30, 2007 - $25,579), $360 in prepaid expenses (September 30, 2007 - $145), $12,925 in website development (September 30, 2007 - $14,740), and $1,670 in property and equipment (September 30, 2007 - $1,855).

The Company further had $18,943 in accounts payable and accrued liabilities (September 30, 2007 - $13,870), and $47,165 in licensee fee payable (September 30, 2007 - $32,812). There is no long-term debt. The Company may, in the future, invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

As of December 31, 2007, our sole source of revenue has been the rental of the licensed lists. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced and was closed on April 30, 2007 and 2,511,500 shares were issued at an offering price of $0.10 per share for total proceeds of $251,150. The following table details the use of proceeds through December 31, 2007.

List and services marketing	$
Web site and material design
Rent, Audit, General Legal and Office Expenses		28,724
List updating and enhancement		1,000

TOTAL		$29,724

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

On November 21, 2007, we filed a current report on Form 8-K disclosing a change of auditor.

On December 4, 2007, we filed a current report on Form 8-K disclosing the signing of a material contract with Global Commodity Press.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL INDUSTRIES LTD. (Registrant)
Dated: February 13, 2008	BY:	/s/ ARNE RAABE President, Chief Executive Officer, and Chief Financial Officer and Director