Form 10QSB
period 2008-03-31
RAPHAEL INDUSTRIES LTD.
filed 2008-05-15
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 9,511,500 outstanding as of May 14, 2008.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Raphael Industries Ltd.
(A Development Stage Company)
March 31, 2008
(Unaudited)

Balance Sheet	F-1
Statement of Operations	F-2
Statement of Cash Flows	F-3
Notes to the Financial Statements	F-4

Raphael Industries Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31,	September 30,
	2008	2007
	$	$
	(Unaudited)
ASSETS

Current Assets
Cash	239,500	264,474
Accounts receivable	10,249	25,579
Prepaid expenses	225	145

Total Current Assets	249,974	290,198

Property and Equipment (Note 3)	1,484	1,855

Website Development (Note 4)	11,110	14,740

Total Assets	262,568	306,793

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	2,161	6,391
Accrued liabilities	2,860	7,479
Licensee fee payable	39,605	32,812

Total Liabilities	44,626	46,682

Going Concern and Commitments (Notes 1 and 6)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
9,511,500 shares issued and outstanding	951	951

Additional Paid-in Capital	320,199	320,199

Donated Capital (Note 5)	139,200	110,440

Deficit Accumulated During the Development Stage	(242,408)	(171,439)

Total Stockholders' Equity	217,942	260,111

Total Liabilities and Stockholders' Equity	262,568	306,793

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

					Accumulated from
	Three months	Three months	Six months	Six months	October 31, 2005
	ended	ended	ended	ended	(Date of Inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2008	2007	2008	2007	2008
	$	$	$	$	$

Revenue	3,320	3,289	7,970	18,381	153,378
Cost of sales	5,996	8,554	15,025	23,240	99,150

Gross Profit	(2,676)	(5,265)	(7,055)	(4,859)	54,228

Operating Expenses

Foreign currency loss	7,055	-	19,065	-	20,970
General and administrative	17,489	25,945	44,849	43,976	215,666
Option expense	-	-	-	-	60,000

Total Operating Expenses	24,544	25,945	63,914	43,976	269,636

Net income (loss) before taxes	(27,220)	(31,210)	(70,969)	(48,835)	(242,408)

Income tax expense (benefit)	-	-	-	(5,556)	-

Net income (loss)	(27,220)	(31,210)	(70,969)	(43,279)	(242,408)

Loss per share - Basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding	9,511,500	7,000,000	9,511,500	7,000,000

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			Accumulated from
	Six months	Six months	October 31, 2005
	ended	ended	(Date of Inception)
	March 31,	March 31,	to March 31,
	2008	2007	2008
	$	$	$

Operating Activities

Net income (loss)	(70,969)	(43,279)	(242,408)

Adjustments to reconcile net loss of cash
Depreciation	4,000	3,751	11,873
Donated services	28,800	28,800	139,200

Change in operating assets and liabilities
Accounts receivable	15,330	27,709	(10,249)
Prepaid expenses	(80)	(229)	(225)
Accounts payable and accrued liabilities	(8,848)	(32,290)	(16,977)
License fee payable	6,793	469	39,605
Income tax payable	-	(5,556)	-

Net Cash Provided by (Used In) Operating Activities	(24,974)	(20,625)	(79,181)

Investing Activities

Deposit on database list option	-	(10,000)	-
Purchase of equipment	-	-	(2,469)

Net Cash Flows Used in Investing Activities	-	(10,000)	(2,469)

Financing Activities

Proceeds from issuance of common stock	-	-	321,150

Net Cash Flows Provided by Financing Activities	-	-	321,150

Increase (Decrease) in Cash	(24,974)	(30,625)	239,500

Cash - Beginning of Period	264,474	86,073	-

Cash - End of Period	239,500	55,448	239,500

Supplemental Disclosure
Interest paid	-	6	36
Foreign exchange loss	19,065	-	20,970

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

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, is dependant on a limited number of databases, is dependent on the owners of the license agreements for the renewal of the license agreements, and may require additional capital requirements. The Company currently has one license to two databases resulting in a limited ability to market databases. The Company does not have sufficient marketing capability to consistently undertake rentals independent of third party marketing and management agents. As at March 31, 2008, the Company has an accumulated deficit of $242,408. As a result, the Company is dependent on third party agents to successfully market and rent the databases. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - PROPERTY AND EQUIPMENT

			March 31,	September 30,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	2,469	985	1,484	1,855

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

NOTE 4 - WEBSITE DEVELOPMENT

			March 31,	September 30,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website development	22,000	10,890	11,110	14,740

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with EITF No. 00-2, "Accounting for Web Site Development Costs."

NOTE 5 - RELATED PARTY TRANSACTIONS

Consulting fees of $28,800 were recorded as donated services by the President of the Company for consulting services provided to the Company during the six month period ended March 31, 2008. These fees are included in general and administrative, and recorded as donated capital.

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

(b) Results of Operations

During the six months ending March 31, 2008, we realized revenues of $7,970 compared to $18,381 for the same period of 2007 and we incurred an operating loss before taxes of $70,969 compared to an operating loss of $43,279 for 2007. Total operating expenses for the six months ended March 31, 2008 were $63,914 (2007 - $43,976). The major components to expenses faced by the company during the six months were general and administrative of $44,849 (2007 - $43,976), foreign currency loss of $19,065 (2007 - $ nil), and cost of sales of $15,025 (2007 - $ 23,240).

As of March 31, 2008, the Company had $239,500 in cash (September 30, 2007 - $264,474), $10,249 in accounts receivable (September 30, 2007 - $25,579), $225 in prepaid expenses (September 30, 2007 - $145), $11,110 in website development (September 30, 2007 - $14,740), and $1,484 in property and equipment (September 30, 2007 - $1,855).

The Company further had $5,021 in accounts payable and accrued liabilities (September 30, 2007 - $13,870), and $39,605 in licensee fee payable (September 30, 2007 - $32,812). There is no long-term debt. The Company may, in the future, invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

As of March 31, 2008, our sole source of revenue has been the rental of the licensed lists. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced and was closed on April 30, 2007 and 2,511,500 shares were issued at an offering price of $0.10 per share for total proceeds of $251,150. The following table details the use of proceeds through March 31, 2008.

Rent, Audit, General Legal and Office Expenses	31,742
List updating and enhancement	1,000

TOTAL	$32,742

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

RAPHAEL INDUSTRIES LTD. (Registrant)
Dated: May 14, 2008	BY:	/s/ ARNE RAABE President, Chief Executive Officer, and Chief Financial Officer and Director