Form 10QSB
period 2008-06-30
RAPHAEL INDUSTRIES LTD.
filed 2008-08-13
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes ☐     No ☒

Raphael Industries Ltd.
(A Development Stage Company)
June 30, 2008
(Unaudited)

Index

Balance Sheet	F-1
Statement of Operations	F-2
Statement of Cash Flows	F-3
Notes to the Financial Statements	F-4

Raphael Industries Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	June 30,	September 30,
	2008	2007
	$	$
	(Unaudited)
ASSETS

Current Assets
Cash	250,310	264,474
Accounts receivable	6,981	25,579
Prepaid expenses	90	145

Total Current Assets	257,381	290,198

Property and Equipment (Note 3)	1,299	1,855

Website Development (Note 4)	9,295	14,740

Total Assets	267,975	306,793

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	1,226	6,391
Accrued liabilities	3,799	7,479
Licensee fee payable	50,554	32,812

Total Liabilities	55,579	46,682

Going Concern and Commitments (Notes 1 and 6)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
9,511,500 shares issued and outstanding	951	951

Additional Paid-in Capital	320,199	320,199

Donated Capital (Note 5)	153,600	110,440

Deficit Accumulated During the Development Stage	(262,354)	(171,439)

Total Stockholders' Equity	212,396	260,111

Total Liabilities and Stockholders' Equity	267,975	306,793

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

					Accumulated from
	Three months	Three months	Nine months	Nine months	October 31, 2005
	ended	ended	ended	ended	(Date of Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2008	2007	2008	2007	2008
	$	$	$	$	$

Revenue	4,844	6,479	12,814	24,860	158,222
Cost of sales	7,863	8,900	22,888	32,140	107,013

Gross Profit	(3,019)	(2,421)	(10,074)	(7,280)	51,209

Operating Expenses

Foreign currency loss (gain)	(1,588)	-	17,477	-	19,382
General and administrative	18,515	23,872	63,364	67,848	234,181
Option expense	-	-	-	-	60,000

Total Operating Expenses	16,927	23,872	80,841	67,848	313,563

Net income (loss) before taxes	(19,946)	(26,293)	(90,915)	(75,128)	(262,354)

Income tax expense (benefit)	-	(3,404)	-	(8,960)	-

Net income (loss)	(19,946)	(22,889)	(90,915)	(66,168)	(262,354)

Loss per share - Basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding	9,511,500	8,683,500	9,511,500	7,561,200

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			Accumulated from
	Nine months	Nine months	October 31, 2005
	ended	ended	(Date of Inception)
	June 30,	June 30,	to June 30,
	2008	2007	2008
	$	$	$

Operating Activities

Net income (loss)	(90,915)	(66,168)	(263,254)

Adjustments to reconcile net loss of cash
Depreciation	6,001	5,700	13,874
Donated services	43,200	43,200	153,600
Option lapse	-	-	50,000

Change in operating assets and liabilities
Accounts receivable	18,598	40,088	(6,981)
Prepaid expenses	55	(217)	(90)
Accounts payable and accrued liabilities	(8,845)	(39,505)	(16,975)
License fee payable	17,742	(12,828)	50,555
Income tax payable	-	(8,960)	-

Net Cash Provided by (Used In) Operating Activities	(14,164)	(38,690)	(18,371)

Investing Activities

Deposit on database list option	-	(10,000)	(50,000)
Purchase of equipment	-	(1,666)	(2,469)

Net Cash Flows Used in Investing Activities	-	(11,666)	(52,469)

Financing Activities

Proceeds from issuance of common stock	-	251,150	321,150

Net Cash Flows Provided by Financing Activities	-	251,150	321,150

Increase (Decrease) in Cash	(14,164)	200,794	250,310

Cash - Beginning of Period	264,474	86,073	-

Cash - End of Period	250,310	286,867	250,310

Supplemental Disclosure
Interest paid	4	6	40
Foreign exchange loss	17,477	-	19,382

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

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, is dependant on a limited number of databases, is dependent on the owners of the license agreements for the renewal of the license agreements, and may require additional capital requirements. The Company currently has one license to two databases resulting in a limited ability to market databases. The Company does not have sufficient marketing capability to consistently undertake rentals independent of third party marketing and management agents. As at June 30, 2008, the Company has an accumulated deficit of $262,354. As a result, the Company is dependent on third party agents to successfully market and rent the databases. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - PROPERTY AND EQUIPMENT

			June 30,	September 30,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	2,469	1,170	1,299	1,855

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

NOTE 4 - WEBSITE DEVELOPMENT

			June 30,	September 30,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website development	22,000	12,705	9,295	14,740

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with EITF No. 00-2, "Accounting for Web Site Development Costs."

NOTE 5 - RELATED PARTY TRANSACTIONS

Consulting fees of $43,200 were recorded as donated services by the President of the Company for consulting services provided to the Company during the nine month period ended June 30, 2008. These fees are included in general and administrative, and recorded as donated capital.

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

(b) Results of Operations

During the nine months ending June 30, 2008, we realized revenues of $12,814 compared to $24,860 for the same period of 2007 and we incurred an operating loss before taxes of $89,166 compared to an operating loss of $66,168 for 2007. Total operating expenses for the nine months ended June 30, 2008 were $79,092 (2007 - $67,848). The major components to expenses faced by the company during the nine months were general and administrative of $61,615 (2007 - $67,848), foreign currency loss of $17,477 (2007 - $ nil), and cost of sales of $22,888 (2007 - $ 32,140).

As of June 30, 2008, the Company had $250,310 in cash (September 30, 2007 - $264,474), $6,981 in accounts receivable (September 30, 2007 - $25,579), $90 in prepaid expenses (September 30, 2007 - $145), $9,295 in website development (September 30, 2007 - $14,740), and $1,299 in property and equipment (September 30, 2007 - $1,855).

The Company further had $3,276 in accounts payable and accrued liabilities (September 30, 2007 - $13,870), and $50,554 in licensee fee payable (September 30, 2007 - $32,812). There is no long-term debt. The Company may, in the future, invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

As of June 30, 2008, our sole source of revenue has been the rental of the licensed lists. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

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

In March 2008, the FASB issued SFAS No. 161 "Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133" (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning April 1, 2009 for the Company. The Company is currently reviewing the provisions of SFAS 161 to determine any impact for the Company.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced and was closed on April 30, 2007 and 2,511,500 shares were issued at an offering price of $0.10 per share for total proceeds of $251,150. The following table details the use of proceeds through June 30, 2008.

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

RAPHAEL INDUSTRIES LTD. (Registrant)
Dated: August 12, 2008	BY:	/s/ ARNE RAABE President, Chief Executive Officer, and Chief Financial Officer and Director