Form 10-K
period 2008-09-30
RAPHAEL INDUSTRIES LTD.
filed 2008-12-29
CIK 1367408

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

OR
☐ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File #000-52304

RAPHAEL INDUSTRIES LTD.
(Name of Small Business Issuer in its charter)

NEVADA	02-3717729
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4205-268 Bush Street
San Francisco, CA 94104
 (Address of Principal Executive Offices including Zip Code)

1-866-261-8853
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. : YES ☐ NO☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. : YES ☐ NO☒

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒ NO☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐      Accelerated filer ☐
Non-accelerated filer ☐     Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter is: $4,143,975

The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2008 and December 15, 2008: 9,511,500 Shares Common Stock. $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

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

ITEM 1. BUSINESS

(a) General Development of Business

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

On November 15, 2005 we signed a license agreement with Free Enterprise Press Limited for the right to market two of their lists which are comprised of subscribers and former subscribers to two of their financial publications. The license agreement grants us the right to market the lists for a term of 2 years after which we have the option to renew. Additionally, the license agreement includes an option to purchase the lists for a total consideration of $100,000 during the first year of the agreement. On April 14, 2006 we made an initial payment of US$50,000. We were required to make a final payment of $50,000 at or before November 15, 2006. On November 15, 2006 we agreed to extend the option to purchase the licensed list to August 15th, 2007. In consideration of the extension Raphael paid the licensor $10,000. We elected to let the option laps without acquiring the licensed list.

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

(c) Business of the Issuer

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

ITEM 1A. RISK FACTORS

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

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. Our audited financial statements for the year ended September 30, 2008 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

We have a limited history of operations and unless we are able to successfully generate rental income from our licensed lists, our business and operating results will suffer resulting in the failure of our business. We have limited history in the activities described herein and there is no certainty that we will be successful in marketing and renting the lists. We have had limited sales and even if revenues meet levels we anticipate, we could sustain losses, and our business and the price of our common stock may be harmed. See notes accompanying financial statements for information on our history of losses and anticipation of continued losses.

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

We are presently dependent on the owners of our licensed lists for our continued operations and our business could be materially harmed by their failure to renew the license agreements. We have entered into licensing agreements to market and manage two lists. This agreement expires on December 1, 2009 and failure to renew this agreement or enter into additional agreements with other list owners will result in the failure of our business.

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

(c) Reports to security holders

This 10K is filed voluntarily and we intend to continue filing periodic reports even if our obligations are suspended under the Exchange Act as far as it is required under the Exchange Act. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding us at the SEC website (http://www.sec.gov).

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive operations office is located at 268 Bush Street Suite 4205, San Francisco, CA 94104, and our agent for service office is 5190 Neil Road Suite 430 Reno, NV 89502.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which we are subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Registrant's shareholders in the fourth quarter of the Registrant's fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

(a) Market information

Our shares trade on the OTC Bulletin Board under the symbol RPHA. The shares commenced trading on August 3, 2007.

Quarter Ended	High (1)(2)	Low (1)(2)

December 31, 2007	0.75	0.75

March 31, 2008	0.75	0.75

June 30, 2008	0.75	0.75

September 30, 2008	0.75	0.75

(1) OTCBB quotations may reflect interdealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.

(2) All quotations are from the website located at www.quotemedia.com.

At December 15, 2008, there were 9,511,500 common shares issued and outstanding.

(b) Holders

At December 15, 2008, there were 64 holders of record.

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

We issued the foregoing restricted shares of common stock to our present officer and director, Arne Raabe pursuant to Section 4(2) of the Securities Act of 1933. He was a sophisticated investor, was officer and director at the time of purchase, and was in possession of all material information relating to the company. Further, no commissions were paid to anyone in connection with the sale of the shares and general solicitation was not made to anyone.

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

Our securities consist of common stock with a par value of $0.0001 per share. Our authorized capital is 50,000,000 common shares of which 9,511,500 common shares are issued and outstanding as of December 15, 2008. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

Therefore, the holders of a majority of shares voting for the election of directors can elect all the directors then standing for election, if they chose to do so, and in such event the holders of the remaining shares will not be able to elect any directors. Our President currently beneficially owns 73.6% of the outstanding shares of the company's common stock and is in a position to control all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

The common shares have no preemptive or conversion rights, and no provisions for redemption, purchase for cancellation, surrender of sinking fund or purchase fund.

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 40,488,500 common stock shares are authorized but unissued as of December 15, 2008. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of Raphael Industries by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Raphael Industries.

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

Net proceeds to the issuer after taking account of expense related to the registration statement were $239,299. The following table details the use of proceeds from April 30, 2007 through September 30, 2008.

List and services marketing	$
Web site and material design		77
Rent, Audit, General Legal and Office Expenses		41,266
List updating and enhancement		1,000

TOTAL		$42,343

ITEM 6. SELECTED FINANCIAL DATA

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(b) Results of Operations

During the fiscal year ending September 30, 2008, we realized revenue of $48,281 compared to $ 32,612 for the year ending September 30, 2007. Gross profit for the year was $14,701 as compared to a loss of $15,630. The gross profit was improved due to the company providing list brokerage services with higher margins. We incurred an operating loss of $93,376 as compared to a loss of $148,789 for the period ending September 30, 2007. The major components to expenses faced by the company during the last year were general and administrative of $83,707 (2007 - $89,392), cost of sales of $33,580 (2007 - $48,242), and foreign exchange loss of $ 24,370 (2007 - $ nil). The principal reason for the decline in general and administrative expenses was a reduction in accounting and audit fees of $4,710 and transfer agent fees of $1,334. The foreign exchange loss was caused by the strengthening of the dollar vs. the Canadian dollar. The Company has been maintaining a portion of its cash in Canadian dollars.

As of September 30, 2008 the Company had $241,589 (2007 - $ 264,474) in cash, $16,920 (2007 - $25,579) in accounts receivable, $25 (2007 - $145) in prepaid expenses, $7,480 (2007 - $14,740) in website development, $1,114 (2007 - $1,855) in property and equipment, $2,023 (2007 - $6,391) in accounts payable, $5,003 (2007 - $7,479) in accrued liabilities, and $35,767 (2007 - $32,812) in licensee fee payable. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

As of September 30, 2008, our sole source of revenue has been the list rental and brokerage services. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

No engineering, management or similar report has been prepared or provided for external use in connection with the offer of our securities to the public.

Liquidity and Capital Resources

The company did not raise funds through the issuing of equity during the year ended September 30, 2008. During the year ended September 30, 2007 we secured $251,150 in capital through the issuing of 2,511,500 common stock pursuant to an SB2 registration statement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Raphael Industries Ltd.
(A Development Stage Company)
September 30, 2008

K. R. Margetson Ltd.	Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Raphael Industries Ltd.

We have audited the accompanying balance sheets of Raphael Industries Ltd. (A Development Stage Company) as of September 30, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2008 and 2007 and for the period from October 31, 2005 (Date of Inception) to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007 and the results of its operations and its cash flows for years ended September 30, 2008 and 2007 and for the period from October 31, 2005 (Date of Inception) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has yet to attain profitable operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

North Vancouver, Canada	"K R. Margetson Ltd."
December 17, 2008	Chartered Accountant
331 East 5th Street	Telephone: (604) 929-0919
North Vancouver BC	Facsimile: 1(877) -874-9583
V7L 1M1	email: keith@krmargetson.com

Raphael Industries Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30,	September 30,
	2008	2007
	$	$

ASSETS

Current Assets
Cash	241,589	264,474
Accounts receivable	16,920	25,579
Prepaid expenses	25	145

Total Current Assets	258,534	290,198

Property and Equipment (Note 3)	1,114	1,855

Website Development (Note 4)	7,480	14,740

Total Assets	267,128	306,793

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	2,023	6,391
Accrued liabilities	5,003	7,479
Licensee fee payable	35,767	32,812

Total Liabilities	42,793	46,682

Going Concern and Commitments (Notes 1 and 7)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
9,511,500 and 7,000,000 shares issued and outstanding (Note 5)	951	951

Additional Paid-in Capital	320,199	320,199

Donated Capital (Note 6)	168,000	110,400

Deficit Accumulated During the Development Stage	(264,815)	(171,439)

Total Stockholders' Equity	224,335	260,111

Total Liabilities and Stockholders' Equity	267,128	306,793

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

			Accumulated from
			October 31, 2005
	Year ended	Year ended	(Date of Inception)
	September 30,	September 30,	to September 30,
	2008	2007	2008
	$	$	$

Revenue	48,281	32,612	193,689
Cost of sales	33,580	48,242	117,705

Gross Profit	14,701	(15,630)	75,984

Operating Expenses

Foreign currency loss	24,370	-	26,275
General and administrative	83,707	89,392	254,524
Option expense	-	60,000	60,000

Total Operating Expenses	108,077	149,392	340,799

Net income (loss) before taxes	(93,376)	(165,022)	(264,815)

Income tax expense (benefit)	-	(16,233)	-

Net income (loss)	(93,376)	(148,789)	(264,815)

Loss per share - Basic and diluted	(0.01)	(0.02)

Weighted Average Shares Outstanding	9,511,500	8,052,766

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

			Accumulated from
			October 31, 2005
	Year ended	Year ended	(Date of Inception)
	September 30,	September 30,	to September 30,
	2008	2007	2008
	$	$	$

Operating Activities

Net income (loss)	(93,376)	(148,789)	(264,815)

Adjustments to reconcile net loss of cash
Depreciation	8,001	7,699	15,875
Donated services	57,600	57,600	168,000
Option lapse	-	50,000	50,000

Change in operating assets and liabilities
Accounts receivable	8,659	23,909	(16,920)
Prepaid expenses	120	(82)	(25)
Accounts payable and accrued liabilities	(6,844)	(37,072)	7,026
License fee payable	2,955	(8,115)	35,767
Income tax payable	-	(16,233)	-

Net Cash (Used In) Operating Activities	(22,885)	(71,083)	(5,092)

Investing Activities

Deposit on database list option	-	-	(50,000)
Website development	-	-	(22,000)
Purchase of equipment	-	(1,666)	(2,469)

Net Cash Flows (Used in) Investing Activities	-	(1,666)	(74,469)

Financing Activities

Proceeds from issuance of common stock	-	251,150	321,150

Net Cash Flows Provided by Financing Activities	-	251,150	321,150

Increase (Decrease) in Cash	(22,885)	178,401	241,589

Cash - Beginning of Period	264,474	86,073	-

Cash - End of Period	241,589	264,474	241,589

Supplemental Disclosure
Interest paid	4	30	40
Foreign exchange loss	24,370	-	26,275

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Stockholders' Equity
For the Period from October 31, 2005 (Date of Inception) to September 30, 2008
(Expressed in US dollars)

			Additional			Total
	Common Stock		Paid-in	Donated		Stockholder's
	Shares	Amount	Capital	Capital	Deficit	Equity
	#	$	$	$	$	$

Balance on October 31, 2005 (Date of Inception)	-	-	-	-	-	-

October 31, 2005 - issue of common stock for
cash at $1.00 per share	1	1	-	-	-	1

November 28, 2005 - cancellation of common
stock	(1)	(1)	-	-	-	(1)

November 28, 2005 - issue of common stock
for cash at $0.01 per share	500,000	50	4,950	-	-	5,000

April 30, 2006 - issue of common stock
for cash at $0.01 per share	6,500,000	650	64,350	-	-	65,000

Donated services	-	-	-	52,800	-	52,800

Net loss	-	-		-	(22,650)	(22,650)

Balance - September 30, 2006	7,000,000	700	69,300	52,800	(22,650)	100,150

April 30, 2007 - issue of common stock
for cash at $0.10 per share	2,511,500	251	250,899	-	-	251,150

Donated services	-	-	-	57,600	-	57,600

Net loss	-	-		-	(148,789)	(148,789)

Balance - September 30, 2007	9,511,500	951	320,199	110,400	(171,439)	260,111

Donated Services	-	-	-	57,600	-	57,600

Net loss	-	-		-	(93,376)	(93,376)

Balance - September 30, 2008	9,511,500	951	320,199	168,000	(264,815)	224,335

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Raphael Industries Ltd. ("the Company") was incorporated on October 31, 2005 under the laws of the State of Nevada. Its principal business is to market database for commercial use in newsletters, direct mail, and internet marketing promotions. The Company has obtained the rights to two subscriber databases.

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, is dependent on a limited number of databases, is dependent on the owners of the license agreements for the renewal of the license agreements, and may require additional capital requirements. The Company currently has one license to two databases resulting in a limited ability to market databases. The Company does not have sufficient marketing capability to consistently undertake rentals independent of third party marketing and management agents. As at September 30, 2008, the Company has an accumulated deficit of $264,815. As a result, the Company is dependent on third party agents to successfully market and rent the databases. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(d) Basic and Diluted Earnings Per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the period ended September 30, 2008, there were no dilutive securities outstanding and therefore diluted earnings per share is not presented.

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(f) Financial Instruments and Concentrations

The fair value of financial instruments, which include cash, accounts receivable, accounts payable, licensee fee payable, and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company has some exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company has cash balances in Canadian and US dollars. Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk. In 2008, approximately $95,000 was protected by insurance (none in 2007).

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

(l) Revenue Recognition

The Company recognizes revenue from the licensing of databases in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as an agent using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent". Revenue consists of licensing fees and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists such as a contract

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NOTE (continued)

(l) Revenue Recognition (continued)

or a written request from the customer, the product has been transferred, and collectibility is reasonably assured. An order from a customer will include the quantity requested and the price paid by a customer. Revenues are recognized when the Company has delivered the ordered names to a customer. A customer has the authority to use the list immediately upon receipt from the Company. To reasonably assure collectibility, the Company requests pre-payments on orders from customers without an established credit history. Otherwise, the Company awards credit under terms standard in the industry and regularly review accounts receivable for any bad debts. At the completion of the transfer of names to a customer the Company has fulfilled all obligations to that customer. As of September 30, 2008, no allowance for doubtful accounts is considered necessary.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NOTE (continued)

(o) Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161 "Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133" (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning October 1, 2009 for the Company. The Company is currently reviewing the provisions of SFAS 161 to determine any impact for the Company.

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

NOTE 3 - PROPERTY AND EQUIPMENT

			September 30,	September 30,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	2,469	1,355	1,114	1,855

NOTE 4 - WEBSITE DEVELOPMENT

			September 30,	September 30,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website development	22,000	14,520	7,480	14,740

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with EITF No. 00-2, "Accounting for Web Site Development Costs." In 2009, the amortization will be completed with a charge of $7,480.

NOTE 5 - COMMON STOCK

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

As at September 30, 2008, there were no shares subject to options, warrants or other agreements..

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)

NOTE 6 - RELATED PARTY TRANSACTIONS

Consulting fees of $57,600 were recorded as donated services by the President of the Company for consulting services provided to the Company during the year ended September 30, 2008. These fees are included in general and administrative, and recorded as donated capital.

NOTE 7 - COMMITMENTS

The Company entered into a license agreement dated December 1, 2007 for the exclusive use of a database for a period of 24 months. The Company has the exclusive right to market the database. The agreement calls for the payment of 30% of the generated revenues to the Company.

NOTE 8 - INCOME TAXES

The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". The impact of differences between the Company's reported income tax provision on operating income and the benefit that would otherwise result from the application of statutory rates is noted below. As management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded.

	2008	2007
	$	$
	32%	35%
Net loss before income taxes	(93,376)	(165,022)
Expected Statutory rate - 32% in 2008; 35% in 2007

Income tax recovery at statutory rates	29,880	57,758
Permanent differences	(18,432)	(20,160)
Temporary differences	(569)	(1,441)
Income tax rate change	(1,885)	-
Valuation allowance	(8,994)	(19,924)

Net income tax benefit	-	16,233

The net deferred tax asset is as follows:
	2008	2007
	$	$
Net operating loss carry forward of $90,923
($56,926 in 2007)	29,095	19,924
Net book value of property, equipment and
website development tax difference	1,886	1,441
Valuation allowance	(30,981)	(21,365)

Net deferred asset	-	-

Under normal circumstances the ability to apply the tax loss of $90,923 will expire as follows: expiring in 2027 - $56,926; expiring in 2028 - $33,997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 16, 2007, Manning Elliott, Chartered Accountants LLP ("Manning Elliott") resigned as our independent registered public accounting firm. On November 19, 2007 we engaged K.R. Margetson Ltd. an incorporated professional, as our principal independent accountant with the approval of our company's board of directors.

The reports of Manning Elliott on the financial statements of the Company as of and for the year ended September 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except that Manning Elliott's report contained an explanatory paragraph expressing substantial doubt about the Registrant's ability to continue as a going concern.

During the year ended September 30, 2006 and through the date of resignation, there were no disagreements with Manning Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Manning Elliott, would have caused Manning Elliott to make reference to the subject matter of the disagreement in its reports on the Company's financial statements for such periods.

During the most recent two fiscal years and the portion of time preceding the decision to engage K.R. Margetson Ltd. neither the Registrant nor anyone engaged on its behalf has consulted with K.R. Margetson Ltd. regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement or a "reportable event" (as defined in Item 304(a)(1)(iv) of Regulation S-B).

There have not been any disagreements with the auditor on any audit or accounting issues.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2008, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

Name	Age	Position

Arne Raabe	39	President, Secretary, Treasurer, Chief Executive Officer, and Director

Craig Wacaser	42	Director

Term of Office

Mr. Raabe has been a director of the company since its inception on October 31, 2005 and he was appointed for a term of one year. Mr. Wacaser has been a director since July 20, 2006 and was appointed until the next annual meeting of shareholders.

Work Experience of officers and directors

Arne Raabe

Mr. Raabe received his Bachelor of Finance and Masters of Economics from the University of South Florida in 1993 and 1996, respectively. During the last five years Mr. Raabe has worked as an independent management consultant, specializing in corporate finance and compliance. In addition to his ongoing consulting business, Mr. Raabe acted in 2003 as interim director and officer for Secure Automated Filing Enterprises Inc., a startup company providing corporate compliance for companies reporting to the Securities and Exchange Commission. Mr. Raabe resigned his position in October of 2003. In December of 2004 he held the position of interim Director for American Media Systems Co. assisting in the start up of the company. Mr. Raabe resigned as a director for American Media Systems Co. on December 31, 2004 and consented to act as director and officer of Raphael Industries Ltd., a company in the database management industry, in October of 2005. On December 5th, 2005 he was appointed director and Officer and on June 29, 2006 he consented to act as interim President of Gondwana Energy Ltd. On October 22, 2006 Mr. Raabe resigned from his positions with Gondwana Energy Ltd. Mr. Raabe spends approximately 70% of his time on our business.

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended September 30, 2008 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

We do not currently have employment agreements with our executive officer, but expect to sign an employment agreement with him in the next approximately twelve (12) months. To date no officer or director has drawn any salary and neither Mr. Raabe nor any other person will be compensated in the future for past services. We do not currently have a stock option plan.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Arne Raabe President, CEO & Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Option/SAR Grants

There were no option/SAR Grants during the 2007 or 2008 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2007 or 2008 fiscal years and there are no stock options outstanding at September 30, 2008 or at the date of this report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of December 15, 2008, we had an authorized share capital of 50,000,000 common shares with a par value of $0.0001 per share of which 9,511,500 shares are issued and outstanding.

The following table sets forth, as of December 15, 2008, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our registration statement on Form SB-2 and the audit of our annual financial statements for the fiscal years ending September 30, 2007 and 2008 were $11,922 and $9,960 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2007 and 2008.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended September 30, 2007 and 2008 were $0.

ITEM 15. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.3	By-Laws (1)

4.1	Specimen Stock Certificate (1)

5.1	Opinion on legality (1)

10.1	License agreement with Free Enterprise Press (1)

10.2	License agreement with Global Commodity Press (1)

10.3	Agreement with Kroll Direct Marketing (1)

10.4	Agreement with Infomat Inc. (1)

10.5	Agreement with Marketing Software Company (1)

10.6	Agreement with List Fusion (1)

10.7	Agreement with Global Commodity Press (3)

14.1	Code of ethics (2)

23.1	Consent from Conrad Lysiak (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit committee charter (2)

(1) Incorporated herein by reference from our Form SB-2 registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-135331.

(2) Incorporated herein by reference from our Form 10KSB for the year ended September 30, 2006 filed with the Securities and Exchange Commission on February 14, 2007.

(3) Incorporated herein by reference from our Form 10KSB for the year ended September 30, 2007 filed with the Securities and Exchange Commission on January 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Raphael Industries Ltd.
(Registrant)

Date: December 29, 2008
By: /s/ ARNE RAABE
Arne Raabe,
Chief Executive Officer, Chief Financial Officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2008
By: /s/ ARNE RAABE
Arne Raabe,
Chief Executive Officer, Chief Financial Officer, principal accounting officer, and director