Form 10-Q
period 2008-12-31
RAPHAEL INDUSTRIES LTD.
filed 2009-02-13
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-52304

RAPHAEL INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Nevada	02-3717729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4205-268 Bush Street, San Francisco, CA 94104         94104

(Address of principal executive offices)                                                                  (Zip Code)

Registrant’s telephone number, including area code:    (866) 261-8853

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 9,511,500 outstanding as of February 12, 2009.

Raphael Industries Ltd.

(A Development Stage Company)

December 31, 2008

Balance Sheet	F-1
Statement of Operations	F-2
Statement of Cash Flows	F-3
Notes to the Financial Statements	F-4

Raphael Industries Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31,	September 30,
	2008	2008
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	213,491	241,589
Accounts receivable	35,450	16,920
Prepaid expenses	-	25

Total Current Assets	248,941	258,534

Property and Equipment (Note 3)	929	1,114

Website Development (Note 4)	5,665	7,480

Total Assets	255,535	267,128

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	1.925	2,023
Accrued liabilities	15,332	5,003
Licensee fee payable	44,383	35,767

Total Liabilities	61,640	42,793

Going Concern and Commitments (Notes 1 and 6)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
9,511,500 and 7,000,000 shares issued and outstanding	951	951

Additional Paid-in Capital	320,199	320,199

Donated Capital (Note 5)	182,400	168,000

Deficit Accumulated During the Development Stage	(309,655)	(264,815)

Total Stockholders' Equity	193,895	224,335

Total Liabilities and Stockholders' Equity	255,535	267,128

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

			Accumulated from
	Three months	Three months	October 31, 2005
	ended	ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
	$	$	$

Revenue	9,914	4,650	203,603
Cost of sales	5,129	7,029	106,959

Gross Profit	4,785	(2,379)	96,644

Operating Expenses

Foreign currency loss	22,892	12,010	49,167
General and administrative	26,733	29,361	297,132
Option expense	-	-	60,000

Total Operating Expenses	49,625	41,371	406,299

Net income (loss) before taxes	(44,840)	(43,750)	(309,655)

Income tax expense (benefit)	-	-	-

Net income (loss)	(44,840)	(43,750)	(309,655)

Loss per share - Basic and diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	9,511,500	9,511,500

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			Accumulated from
	Three months	Three months	October 31, 2005
	ended	ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
	$	$	$

Operating Activities

Net income (loss)	(44,480)	(43,750)	(309,655)

Adjustments to reconcile net loss of cash
Depreciation	2,000	2,000	17,875
Donated services	14,400	14,400	182,400
Option lapse	-	-	50,000

Change in operating assets and liabilities
Accounts receivable	(18,530)	9,969	(35,450)
Prepaid expenses	25	(215)	-
Accounts payable and accrued liabilities	10,231	5,073	17,257
License fee payable	8,616	14,353	44,383
Income tax payable	-	-	-

Net Cash (Used In) Operating Activities	(28,098)	1,830	(33,190)

Investing Activities

Deposit on database list option	-	-	(50,000)
Website development	-	-	(22,000)
Purchase of equipment	-	-	(2,469)

Net Cash Flows (Used in) Investing Activities	-	-	(74,469)

Financing Activities

Proceeds from issuance of common stock	-	-	321,150

Net Cash Flows Provided by Financing Activities	-	-	321,150

Increase (Decrease) in Cash	(28,098)	1,830	213,491

Cash - Beginning of Period	241,589	264,474	-

Cash - End of Period	213,491	266,304	213,491

Supplemental Disclosure
Interest paid	2	-	42
Foreign exchange loss	22,892	11,542	49,167

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

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, is dependent on a limited number of databases, is dependent on the owners of the license agreements for the renewal of the license agreements, and may require additional capital requirements. The Company currently has one license to two databases resulting in a limited ability to market databases. The Company does not have sufficient marketing capability to consistently undertake rentals independent of third party marketing and management agents. As at December 31, 2008, the Company has an accumulated deficit of $309,655. As a result, the Company is dependent on third party agents to successfully market and rent the databases. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - PROPERTY AND EQUIPMENT

			December 31,	September 30,
			2008	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	2,469	1,540	929	1,114

NOTE 4 - WEBSITE DEVELOPMENT

			December 31,	September 30,
			2008	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website development	22,000	16,335	5,665	7,480

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with EITF No. 00-2, "Accounting for Web Site Development Costs." In 2009, the amortization will be completed with a charge of $7,480.

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Consulting fees of $14,400 were recorded as donated services by the President of the Company for consulting services provided to the Company during the three month period ended December 31, 2008. These fees are included in general and administrative, and recorded as donated capital.

NOTE 6 - COMMITMENTS

The Company entered into a license agreement dated December 1, 2007 for the exclusive use of a database for a period of 24 months. The Company has the exclusive right to market the database. The agreement calls for the payment of 30% of the generated revenues to the Company.

NOTE 7 - RECLASSIFICATION

Certain 2008 amounts have been reclassified in order to conform with the 2009 financial statement presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

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

Raphael Industries Ltd is a Nevada company incorporated on October 31, 2005. We are a startup company providing list management and marketing services in the direct mail marketing industry. To date we have had limited revenues and have been issued a going concern opinion from our auditors. Our registered office and agent for service is located at 5190 Neil Road Suite 430 Reno NV 89502 and we maintain an executive operations office at 268 Bush Street, Suite 4205, San Francisco, CA 94104. Our telephone and fax numbers are 1-866-261-8853 and 1-414-434-3656, respectively and our corporate website is www.raphaelindustries.net.

Employees and Consultants

The Registrant has no employees. The company's President, Arne Raabe, is retained as a consultant.

(b) Results of Operations

During the three months ending December 31, 2008, we realized revenues of $9,914 compared to $4,650 for the same period of 2007 and we incurred an operating loss before taxes of $44,840 compared to an operating loss of $43,750 for 2007. Total operating expenses for the three months ended December 31, 2008 were $49,625 (2007 - $41,371). The major components to expenses faced by the company during the three months were general and administrative of $26,733 (2007 - $29,361), foreign currency loss of $22,892 (2007 - $12,010), and cost of sales of $5,129 (2007 - $ 7,029).

As of December 31, 2008, the Company had $213,491 in cash (September 30, 2008 - $241,589), $35,450 in accounts receivable (September 30, 2008 - $16,920), $ nil in prepaid expenses (September 30, 2008 - $25), $5,665 in website development (September 30, 2008 - $7,480), and $929 in property and equipment (September 30, 2008 - $1,114).

The Company further had $17,257 in accounts payable and accrued liabilities (September 30, 2008 - $7,026), and $44,383 in licensee fee payable (September 30, 2008 - $35,767). There is no long-term debt. The Company may, in the future, invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

As of December 31, 2008, our sole source of revenue has been list rentals. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced and was closed on April 30, 2007 and 2,511,500 shares were issued at an offering price of $0.10 per share for total proceeds of $251,150. The following table details the use of proceeds through December 31, 2008.

List and services marketing	$
Web site and material design
Rent, Audit, General Legal and Office Expenses		42,955
List updating and enhancement		1,000

TOTAL		$43,955

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

RAPHAEL INDUSTRIES LTD. (Registrant)
Dated: February 12, 2009	BY:	/s/ ARNE RAABE President, Chief Executive Officer, and Chief Financial Officer and Director