Form 10-Q
period 2009-03-31
RAPHAEL INDUSTRIES LTD.
filed 2009-05-14
CIK 1367408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 000-52304

RAPHAEL INDUSTRIES LTD.
(Exact name of registrant as specified in its charter)

Nevada	02-3717729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4205-268 Bush Street, San Francisco, CA 94104
(Address of principal executive offices including Zip Code)

Registrant's telephone number, including area code:    1-866-261-8853

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No ☒

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes      No 

APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 9,511,500 outstanding as of May 12, 2009.

Raphael Industries Ltd.
(A Development Stage Company)
March 31, 2009

Raphael Industries Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31,	September 30,
	2009	2008
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	224,889	241,589
Accounts receivable	5,872	16,920
Prepaid expenses	300	25

Total Current Assets	231,061	258,534

Property and Equipment (Note 3)	744	1,114

Website Development (Note 4)	3,850	7,480

Total Assets	235,655	267,128

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	6,756	2,023
Accrued liabilities	-	5,003
Licensee fee payable	43,410	35,767

Total Liabilities	50,166	42,793

Going Concern and Commitments (Notes 1 and 6)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
9,511,500 shares issued and outstanding	951	951

Additional Paid-in Capital	320,199	320,199

Donated Capital (Note 5)	196,800	168,000

Deficit Accumulated During the Development Stage	(332,461)	(264,815)

Total Stockholders' Equity	185,489	224,335

Total Liabilities and Stockholders’ Equity	235,655	267,128

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

					Accumulated from
	Three months	Three months	Six months	Six months	October 31, 2005
	ended	ended	ended	ended	(Date of Inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2009	2008	2009	2008	2009
	$	$	$	$	$

Revenue	(524)	3,320	9,390	7,970	203,079
Cost of sales	(250)	3,996	4,879	11,025	106,709

Gross Profit	(274)	(676)	4,511	(3,055)	96,370

Operating Expenses

Foreign currency loss	4,174	7,055	27,066	19,065	53,341
General and administrative	18,358	19,489	45,091	48,849	315,490
Option expense	-	-	-	-	60,000

Total Operating Expenses	22,532	26,544	72,157	67,914	428,831

Net income (loss) before taxes	(22,806)	(27,220)	(67,646)	(70,969)	(332,461)

Income tax expense (benefit)	-	-	-	-	-

Net income (loss)	(22,806)	(27,220)	(67,646)	(70,969)	(332,461)

Loss per share – Basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding	9,511,500	9,511,500	9,511,500	9,511,500

The accompanying notes are an integral part of these financial statements

 Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

			Accumulated from
	Six months	Six months	October 31, 2005
	ended	ended	(Date of Inception)
	March 31,	March 31,	to March 31,
	2009	2008	2009
	$	$	$

Operating Activities

Net income (loss)	(67,646)	(70,969)	(332,461)

Adjustments to reconcile net loss of cash
Depreciation	4,000	4,000	19,875
Donated services	28,800	28,800	196,800
Option lapse	-	-	50,000

Change in operating assets and liabilities
Accounts receivable	11,048	15,330	(5,872)
Prepaid expenses	(275)	(80)	(300)
Accounts payable and accrued liabilities	(270)	(8,848)	6,756
License fee payable	7,643	6,793	43,410

Net Cash (Used In) Operating Activities	(16,700)	(24,974)	(21,792)

Investing Activities

Deposit on database list option	-	-	(50,000)
Website development	-	-	(22,000)
Purchase of equipment	-	-	(2,469)

Net Cash Flows (Used in) Investing Activities	-	-	(74,469)

Financing Activities

Proceeds from issuance of common stock	-	-	321,150

Net Cash Flows Provided by Financing Activities	-	-	321,150

Increase (Decrease) in Cash	(16,700)	(24,974)	224,889

Cash – Beginning of Period	241,589	264,474	-

Cash – End of Period	224,889	239,500	224,889

Supplemental Disclosure
Interest paid	-	-	40
Foreign exchange loss	27,066	19,065	53,341

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Raphael Industries Ltd. (“the Company”) was incorporated on October 31, 2005 under the laws of the State of Nevada. Its principal business is to market database for commercial use in newsletters, direct mail, and internet marketing promotions. The Company has obtained the rights to two subscriber databases.

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, is dependent on a limited number of databases, is dependent on the owners of the license agreements for the renewal of the license agreements, and may require additional capital requirements. The Company currently has one license to two databases resulting in a limited ability to market databases.  The Company does not have sufficient marketing capability to consistently undertake rentals independent of third party marketing and management agents. As at March 31, 2009, the Company has an accumulated deficit of $332,461. As a result, the Company is dependent on third party agents to successfully market and rent the databases. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan is to continue raising additional funds through future equity or debt financings, as needed, until it can generate sufficient revenues to maintain sustainable profitable operations. On October 25, 2006, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on November 9, 2006, to offer up to a minimum of 2,500,000 shares of common stock at $0.10 per share for cash proceeds of $250,000 and a maximum of 5,000,000 shares of common stock at $0.10 per share for cash proceeds of $500,000. The Company raised $251,150 pursuant to the SB-2 and has sufficient capital to maintain operations for the next 12 months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is September 30.

(b) Interim Financial Statements

The interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods shown. The results of operations for such periods are not necessary indicative of the results expected for a full year or for any future period.

NOTE 3 – PROPERTY AND EQUIPMENT

			March 31,	September 30,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	2,469	1,725	744	1,114

NOTE 4 – WEBSITE DEVELOPMENT

			March 31,	September 30,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website development	22,000	18,150	3,850	7,480

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with EITF No. 00-2, ”Accounting for Web Site Development Costs.”  In 2009, the amortization will be completed with a charge of $7,480.

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting fees of $28,800 were recorded as donated services by the President of the Company for consulting services provided to the Company during the six month period ended March 31, 2009.  These fees are included in general and administrative, and recorded as donated capital.

NOTE 6 - COMMITMENTS

The Company entered into a license agreement dated December 1, 2007 for the exclusive use of a database for a period of 24 months. The Company has the exclusive right to market the database. The agreement calls for the payment of 30% of the generated revenues to the Company.

NOTE 7 – RECLASSIFICATION

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

(b) Results of Operations

During the six months ending March 31, 2009, we realized revenues of $9,390 compared to $7,970 for the same period of 2008 and we incurred an operating loss before taxes of $67,646 compared to an operating loss of $70,969 for 2008. Total operating expenses for the six months ended March 31, 2009 were $72,157 (2008 - $67,914). The major components to expenses faced by the company during the six months were general and administrative of $45,091 (2008 - $48,849), foreign currency loss of $27,066 (2008 - $19,065), and cost of sales of $4,879 (2008 - $ 11,025).

As of March 31, 2009, the Company had $224,889 in cash (September 30, 2008 - $241,589), $5,872 in accounts receivable (September 30, 2008 - $16,920), $300 in prepaid expenses (September 30, 2008 - $25), $3,850 in website development (September 30, 2008 - $7,480), and $744 in property and equipment (September 30, 2008 - $1,114).

The Company further had $6,756 in accounts payable and accrued liabilities (September 30, 2008 - $7,026), and $43,410 in licensee fee payable (September 30, 2008 - $35,767). There is no long-term debt. The Company may, in the future, invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

As of March 31, 2009, our sole source of revenue has been list rentals. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

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

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 31, 2010. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently reviewing the provisions of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS 162, “The hierarchy of Generally Accepted Accounting Principles”  (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the frame work for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  This statement shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently reviewing the provisions of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60” (“SFAS 163”.  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company is currently reviewing the provisions of SFAS 163 on its financial statements but does not expect it to have a material effect.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced and was closed on April 30, 2007 and 2,511,500 shares were issued at an offering price of $0.10 per share for total proceeds of $251,150. The following table details the use of proceeds through March 31, 2009.

List and services marketing	$
Web site and material design
Rent, Audit, General Legal and Office Expenses		42,813
List updating and enhancement		1,000

TOTAL		$43,813

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

On February 27, 2009 the Company filed an 8-K under Item 5.02 announcing the appointment of Heather Grant as Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL INDUSTRIES LTD.
(Registrant)

Dated: May 12, 2009	BY:	ARNE RAABE
President, Chief Executive Officer, and
Chief Financial Officer and Director