Form 10-Q
period 2009-06-30
RAPHAEL INDUSTRIES LTD.
filed 2009-08-13
CIK 1367408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.   Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 9,511,500 outstanding as of August 11, 2009.

Raphael Industries Ltd.
(A Development Stage Company)
June 30, 2009

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	June 30,	September 30,
	2009	2008
	$	$
	(unaudited)	(Audited)
ASSETS

Current Assets
Cash	228,344	241,589
Accounts receivable	5,872	16,920
Prepaid expenses	200	25

Total Current Assets	234,416	258,534

Property and Equipment (Note 3)	558	1,114

Website Development (Note 4)	2,035	7,480

Total Assets	237,009	267,128

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	1,442	2,023
Accrued liabilities	1,490	5,003
Licensee fee payable	43,410	35,767

Total Liabilities	46,342	42,793

Going Concern and Commitments (Notes 1 and 6)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
9,511,500 shares issued and outstanding	951	951

Additional Paid-in Capital	320,199	320,199

Donated Capital (Note 5)	211,200	168,000

Deficit Accumulated During the Development Stage	(341,683)	(264,815)

Total Stockholders' Equity	190,667	224,335

Total Liabilities and Stockholders’ Equity	237,009	267,128

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

					Accumulated from
	Three months	Three months	Nine months	Nine months	October 31, 2005
	ended	ended	ended	ended	(Date of Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$

Revenue	-	4,844	9,390	12,813	203,079
Cost of sales	-	5,863	4,879	16,887	106,709

Gross Profit	-	(1,019)	4,511	(4,074)	96,370

Operating Expenses

Foreign currency loss (gain)	(11,631)	(1,588)	15,435	17,477	41,710
General and administrative	20,853	20,515	65,944	69,365	336,343
Option expense	-	-	-	-	60,000

Total Operating Expenses	9,222	18,927	81,379	86,842	438,053

Net income (loss) before taxes	(9,222)	(19,946)	(76,868)	(90,916)	(341,683)

Income tax expense (benefit)	-	-	-	-	-

Net income (loss)	(9,222)	(19,946)	(76,868)	(90,916)	(341,683)

Loss per share – Basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding	9,511,500	9,511,500	9,511,500	9,511,500

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

			Accumulated from
	Nine months	Nine months	October 31, 2005
	ended	ended	(Date of Inception)
	June 30,	June 30,	to June 30,
	2009	2008	2009
	$	$	$

Operating Activities

Net income (loss)	(76,868)	(90,916)	(341,683)

Adjustments to reconcile net loss of cash
Depreciation	6,001	6,001	21,876
Donated services	43,200	43,200	211,200
Option lapse	-	-	50,000

Change in operating assets and liabilities
Accounts receivable	11,048	18,598	(5,872)
Prepaid expenses	(175)	55	(200)
Accounts payable and accrued liabilities	(4,094)	(8,844)	2,932
License fee payable	7,643	17,742	43,410

Net Cash (Used In) Operating Activities	(13,245)	(14,164)	(18,337)

Investing Activities

Deposit on database list option	-	-	(50,000)
Website development	-	-	(22,000)
Purchase of equipment	-	-	(2,469)

Net Cash Flows (Used in) Investing Activities	-	-	(74,469)

Financing Activities

Proceeds from issuance of common stock	-	-	321,150

Net Cash Flows Provided by Financing Activities	-	-	321,150

Increase (Decrease) in Cash	(13,245)	(14,164)	228,344

Cash – Beginning of Period	241,589	264,474	-

Cash – End of Period	228,344	250,310	228,344

Supplemental Disclosure
Interest paid	8	4	48
Foreign exchange loss	15,435	17,477	41,710

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

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, is dependent on a limited number of databases, is dependent on the owners of the license agreements for the renewal of the license agreements, and may require additional capital requirements. The Company currently has one license to two databases resulting in a limited ability to market databases.  The Company does not have sufficient marketing capability to consistently undertake rentals independent of third party marketing and management agents. As at June 30, 2009, the Company has an accumulated deficit of $341,683. As a result, the Company is dependent on third party agents to successfully market and rent the databases. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

			June 30,	September 30,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	2,469	1,911	558	1,114

NOTE 4 – WEBSITE DEVELOPMENT

			June 30,	September 30,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website development	22,000	19,965	2,035	7,480

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with EITF No. 00-2, ”Accounting for Web Site Development Costs.”  In 2009, the amortization will be completed with a charge of $7,480.

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting fees of $43,200 were recorded as donated services by the President of the Company for consulting services provided to the Company during the nine month period ended June 30, 2009 ($43,200 for 2008).  These fees are included in general and administrative, and recorded as donated capital.

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

(b) Results of Operations

During the nine months ending June 30, 2009, we realized revenues of $9,390 compared to $12,813 for the same period of 2008 and we incurred an operating loss before taxes of $76,868 compared to an operating loss of $90,916 for 2008. Total operating expenses for the nine months ended June 30, 2009 were $81,379 (2008 - $86,842). The major components to expenses faced by the company during the nine months were general and administrative of $65,944 (2008 - $69,365), foreign currency loss of $15,435 (2008 - $17,477), and cost of sales of $4,879 (2008 - $ 16,887).

As of June 30, 2009, the Company had $228,344 in cash (September 30, 2008 - $241,589), $5,872 in accounts receivable (September 30, 2008 - $16,920), $200 in prepaid expenses (September 30, 2008 - $25), $2,035 in website development (September 30, 2008 - $7,480), and $558 in property and equipment (September 30, 2008 - $1,114).

The Company further had $2,932 in accounts payable and accrued liabilities (September 30, 2008 - $7,026), and $43,410 in licensee fee payable (September 30, 2008 - $35,767). There is no long-term debt. The Company may, in the future, invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

As of June 30, 2009, our sole source of revenue has been list rentals. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

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

Recent accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.  Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced and was closed on April 30, 2007 and 2,511,500 shares were issued at an offering price of $0.10 per share for total proceeds of $251,150. The following table details the use of proceeds through June 30, 2009.

List and services marketing	$
Web site and material design
Rent, Audit, General Legal and Office Expenses		46,866
List updating and enhancement		1,000

TOTAL		$47,866

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

RAPHAEL INDUSTRIES LTD.
(Registrant)

Dated: August 11, 2009	BY:	/s/ ARNE RAABE
President, Chief Executive Officer, and Chief Financial Officer and Director