Form 10-K
period 2009-09-30
RAPHAEL INDUSTRIES LTD.
filed 2010-01-25
CIK 1367408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSTION PERIOD FROM ________TO ________

Commission File Number   000-52304

RAPHAEL INDUSTRIES LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

4205-268 Bush Street
San Francisco, CA  94104
1-866-261-8853
 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 2(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [ X ]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [   ]   NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [ X ]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 13, 2010: $ 0.0001 par value

FORWARD LOOKING STATEMENTS

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

Forward-looking statements include but are not limited to:

•	Raphael Industries’ ability to implement successfully its operating strategy as described in its business plan;

•	Future financial performance as estimated in Raphael Industries’ financial projections;

•	Raphael Industries’ forecasts of market demand; and,

•	Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. Raphael Industries will not update or revise any forward-looking statements.

Certain factors that could cause Raphael Industries’ forward-looking statements not to be correct and cause Raphael Industries’ actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

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

List marketing entails storing and maintaining a client’s list, sourcing prospective renters of the list, securing rentals, approving marketing material that will be mailed to the list, and secure payment from renters.

Our business strategy is to continue to market and rent lists and seek contracts with new list owners. On December 1, 2009 our two year license agreement with Global Commodity Press expired. We are in discussions with list brokers to secure list agreements and other possible business opportunities.

Outsourced Management and Marketing Services

We have business relationships with management and marketing agents that enable us to provide the following services specific to licensed lists:

Management Services

1.
Cleaning services - NCOA (National Change of Address) and CASS certification (CASS means the standardization of address and zip codes). NCOA and CASS are bi-annual requirements as dictated by the United States Postal Service.

2.
Data compilation and merge/purge - this includes compiling data on new subscriptions, changes and updates to current records as set out under NCOA and CASS and maintaining of 'due not mail' records and merge/purge services. Merge/purge refers to the combining of two or more databases into one, eliminating or excluding duplicate records.

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

4.
Direct Client Acquisition - we use direct client acquisition efforts, also known as 'cold calling' to market our company and services to the direct mail marketing industry and other companies that we believe could benefit from our services.

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

Although the direct mail marketing industry has self-imposed standards of conduct (Direct Marketing Associations Guidelines for Ethical Business Practice) the industry is subject to greater outside regulatory intervention. Heightened Federal Trade Commission (FTC) regulation, expanding 'do-not-call' and 'do-not-mail' directories are reducing the number of prospective consumers available to marketers. Similarly, there is also a greater regulatory awareness on privacy and the protection of personal information.

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

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. Our audited financial statements for the year ended September 30, 2009 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

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

Mr. Raabe, our sole officer, spends 50% of his time on our business. This may diminish our prospects for growth. We have only one officer and he has another business interest, which results in him devoting only approximately 50% of his time to our business. As such it may be difficult to establish rentals independent of third party agents.

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

We are presently dependent on the owners of licensed lists for our continued operations and our business could be materially harmed by their failure to renew the license agreements. We had entered into licensing agreements to market and manage two lists. This agreement expired on December 1, 2009 and failure to renew this agreement or enter into additional agreements with other list owners will result in the failure of our business.

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

There are legal restrictions on the resale of the Company’s common shares, including Penny Stock Regulations under the U.S. Federal Securities Laws. These restrictions may adversely affect the ability of investors to resell their shares. Our Articles do not restrict the sale or transfer of the Company’s securities however such sale or transfer must be made in full compliance with applicable state and federal securities laws. Our securities are subject to the penny stock rules, which apply generally to equity securities with a price of less than $5.00 per share, other than securities registered on certain national exchanges or quoted on the NASDAQ system. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers willing to engage in the trading of our shares. This results in reduced liquidity and an increase in the spread between the bid and ask price. Investors should be aware that the level of trading activity on the secondary market can be very illiquid and investors may find it expensive and difficult to sell their shares.

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

ITEM 3 .   LEGAL PROCEEDINGS

There are no material legal proceedings to which we are subject to or which are anticipated or threatened.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Registrant’s shareholders in the fourth quarter of the Registrant’s fiscal year.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

(a) Market information

Our shares trade on the OTC Bulletin Board under the symbol RPHA. The shares commenced trading on August 3, 2007.

Quarter Ended	High (1)(2)	Low (1)(2)	High (1)(2)	Low (1)(2)
	2007 – 2008		2008 – 2009
December 31	0.75	0.75	0.75	0.75
March 31	0.75	0.75	1.55	1.60
June 30	0.75	0.75	1.55	1.60
September 30	0.75	0.75	1.55	1.60

(1) OTCBB quotations may reflect interdealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.

(2) All quotations are from the website located at www.quotemedia.com.

At January 13, 2010, there were 9,511,500 common shares issued and outstanding.

(b) Holders

At January 13, 2010, there were 62 holders of record.

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

We have completed two offerings for a total of 7,000,000 shares of our common stock at a price of $0.01 per share to our founder and president. The first offering, for $5,000 and 500,000 shares was completed on November 28, 2005 and the second for $65,000 and 6,500,000 shares was completed on April 30, 2006. The total cash amount we received from these offerings was $70,000. We completed the offerings pursuant to Regulation S of the Securities Act. The executive officer represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. He represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued in accordance with Regulation S and the transfer agent affixed the appropriate legends. Theexecutive officer had adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted.

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

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

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

Our securities consist of common stock with a par value of $0.0001 per share. Our authorized capital is 50,000,000 common shares of which 9,511,500 common shares are issued and outstanding as of January 13, 2010. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

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

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 40,488,500 common stock shares are authorized but unissued as of January 13, 2010. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions.

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

There was no underwriter in the offering and no funds have been paid for underwriting discounts or commissions, finders’ fees, or to underwriters in connection with the offering.

We paid total expenses of $10,787 including legal, audit, and transfer agent fees related to the offering. All these fees were paid directly by the issuer and none of the fees were paid to a director, officer, 10% security owners, or any individual or firm with insider or related party affiliation with the issuer.

Net proceeds to the issuer after taking account of expense related to the registration statement were $239,299. The following table details the use of proceeds from April 30, 2007 through September 30, 2009

List and services marketing	$
Web site and material design		77
Rent, Audit, General Legal and Office Expenses		53,732
List updating and enhancement		1,000

TOTAL		$54,809

ITEM 6.    SELECTED FINANCIAL DATA

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (b) Results of Operations

During the fiscal year ending September 30, 2009, we realized revenue of $11,533 compared to $ 48,281 for the year ending September 30, 2008. Gross profit for the year was $6,674 as compared to $22,702 in 2008. We incurred an operating loss of $69,354 as compared to a loss of $93,376 for the period ending September 30, 2008. The major components to expenses faced by the company during the last year were general and administrative of $72,160 (2008 - $91,708), cost of sales of $4,879 (2008 - $25,579), and foreign exchange loss of $2,161(2008 - $24,370). The foreign exchange loss was caused by the strengthening of the dollar vs. the Canadian dollar. The Company has been maintaining a portion of its cash in Canadian dollars.

As of September 30, 2009 the Company had $239,248 (2008 - $241,589) in cash, $nil (2008 - $16,920) in accounts receivable, $100 (2008 - $25) in prepaid expenses, $nil (2008 - $7,480) in website development, $434 (2008 - $1,114) in property and equipment, $2,891 (2008 - $2,023) in accounts payable, $2,500 (2008 - $5,003) in accrued liabilities, and $43,410 (2008 -  $35,767) in licensee fee payable. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

Our future growth and success will be dependent on our ability to market lists for our clients and to secure additional lists. If we cannot succeed in marketing licensed lists and to secure contracts to market lists then our prospects for growth are limited. We are in discussions with list brokers to secure list agreements and other possible business opportunities.

As of September 30, 2009, our sole source of revenue has been the list rental and brokerage services. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

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
September 30, 2009

K. R. Margetson Ltd.	Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Raphael Industries Ltd.

We have audited the accompanying balance sheets of Raphael Industries Ltd. (A Development Stage Company) as of September 30, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2009 and 2008 and for the period from October 31, 2005 (Date of Inception) to September 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the period from October 31, 2005 to September 30, 2006.  That period was audited by other auditors, whose report dated February 6, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008 and the results of its operations and its cash flows for years ended September 30, 2009 and 2008 and for the period from October 31, 2005 (Date of Inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is a development stage company and has yet to attain profitable operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to their planned financing and other matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

North Vancouver, Canada	“K R. Margetson Ltd.”
January 22, 2010 331 East 5th Street North Vancouver BC V7L 1M1	Chartered Accountant Telephone: (604) 929-0919 Facsimile: 1(877) -874-9583 email: keith@krmargetson.com

Raphael Industries Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30,	September 30,
	2009	2008
	$	$

ASSETS

Current Assets
Cash	239,248	241,589
Accounts receivable	-	16,920
Prepaid expenses	100	25

Total Current Assets	239,348	258,534

Property and Equipment (Note 3)	434	1,114

Website Development (Note 4)	-	7,480

Total Assets	239,782	267,128

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	2,891	2,023
Accrued liabilities	2,500	5,003
Licensee fee payable	43,410	35,767

Total Liabilities	48,801	42,793

Going Concern and Commitments (Notes 1 and 7)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
9,511,500 shares issued and outstanding	951	951

Additional Paid-in Capital	320,199	320,199

Donated Capital (Note 6)	204,000	168,000

Deficit Accumulated During the Development Stage	(334,169)	(264,815)

Total Stockholders' Equity	190,981	224,335

Total Liabilities and Stockholders’ Equity	239,782	267,128

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

			Accumulated from
			October 31, 2005
	Year ended	Year ended	(Date of Inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009
	$	$	$

Revenue	11,553	48,281	205,242
Cost of sales	4,879	25,579	106,710

Gross Profit	6,674	22,702	98,532

Operating Expenses

Foreign currency loss	2,161	24,370	28,436
General and administrative	72,160	91,708	342,558
Option expense	-	-	60,000

Total Operating Expenses	74,321	116.078	430,994

Net loss before taxes	(67,647)	(93,376)	(332,462)

Income tax expense	1,707	-	1,707

Net loss and comprehensive loss	(69,354)	(93,376)	(334,169)

Loss per share – Basic and diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	9,511,500	9,511,500

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

			Accumulated from
			October 31, 2005
	Year ended	Year ended	(Date of Inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009
	$	$	$

Operating Activities

Net loss and comprehensive loss	(69,354)	(93,376)	(334,169)

Adjustments to reconcile net loss of cash
Depreciation	8,160	8,001	24,035
Donated services	36,000	57,600	204,000
Option lapse	-	-	50,000

Change in operating assets and liabilities
Accounts receivable	16,920	8,659	-
Prepaid expenses	(75)	120	(100)
Accounts payable and accrued liabilities	(1,635)	(6,844)	5,391
License fee payable	7,643	2,955	43,410

Net Cash (Used In) Operating Activities	(2,341)	(22,885)	(7,433)

Investing Activities

Deposit on database list option	-	-	(50,000)
Website development	-	-	(22,000)
Purchase of equipment	-	-	(2,469)

Net Cash Flows (Used in) Investing Activities	-	-	(74,469)

Financing Activities

Proceeds from issuance of common stock	-	-	321,150

Net Cash Flows Provided by Financing Activities	-	-	321,150

Increase (Decrease) in Cash	(2,341)	(22,885)	239,248

Cash – Beginning of Period	241,589	264,474	-

Cash – End of Period	239,248	241,589	239,248

Supplemental Disclosure
Interest paid	16	4	56
Foreign exchange loss	2,161	24,370	28,436

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Stockholders’ Equity
For the Period from October 31, 2005 (Date of Inception) to September 30, 2009
(Expressed in US dollars)

			Additional			Total
	Common Stock		Paid-in	Donated		Stockholder’s
	Shares	Amount	Capital	Capital	Deficit	Equity
	#	$	$	$	$	$

Balance on October 31, 2005 (Date of Inception)	-	-	-	-	-	-

October 31, 2005 - issue of common stock for
cash at $1.00 per share	1	1	-	-	-	1

November 28, 2005 - cancellation of common
stock	(1)	(1)	-	-	-	(1)

November 28, 2005 - issue of common stock
for cash at $0.01 per share	500,000	50	4,950	-	-	5,000

April 30, 2006 - issue of common stock
for cash at $0.01 per share	6,500,000	650	64,350	-	-	65,000

Donated services	-	-	-	52,800	-	52,800

Net loss and comprehensive loss	-	-		-	(22,650)	(22,650)

Balance - September 30, 2006	7,000,000	700	69,300	52,800	(22,650)	100,150

April 30, 2007 - issue of common stock
for cash at $0.10 per share	2,511,500	251	250,899	-	-	251,150

Donated services	-	-	-	57,600	-	57,600

Net loss and comprehensive loss	-	-		-	(148,789)	(148,789)

Balance - September 30, 2007	9,511,500	951	320,199	110,400	(171,439)	260,111

Donated Services	-	-	-	57,600	-	57,600

Net loss and comprehensive loss	-	-		-	(93,376)	(93,376)

Balance – September 30, 2008	9,511,500	951	320,199	168,000	(264,815)	224,335

Donated Services	-	-	-	36,000	-	36,000

Net loss and comprehensive loss	-	-		-	(69,354)	(69,354)

Balance – September 30, 2009	9,511,500	951	320,199	204,000	(334,169)	190,981

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in US dollars)

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Raphael Industries Ltd. (“the Company”) was incorporated on October 31, 2005 under the laws of the State of Nevada. Its principal business is to market database for commercial use in newsletters, direct mail, and internet marketing promotions..

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, is dependent on a limited number of databases, is dependent on the owners of the license agreements for the renewal of the license agreements, and may require additional capital requirements. The Company currently has one license to two databases resulting in a limited ability to market databases.  The Company does not have sufficient marketing capability to consistently undertake rentals independent of third party marketing and management agents. As at September 30, 2009, the Company has an accumulated deficit of $334,169. As a result, the Company is dependent on third party agents to successfully market and rent the databases. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan is to continue raising additional funds through future equity or debt financings, as needed, until it can generate sufficient revenues to maintain sustainable profitable operations. On October 25, 2006, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission and raised $251,150   It has sufficient capital to maintain operations for the next 12 months.

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

(c) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to accounts receivable, donated services, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d) Comprehensive Loss

The Company follows FASB ASC 220 “Comprehensive Income” which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e) Basic and Diluted Earnings Per Share

The Company computes earnings per share in accordance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the period ended September 30, 2009, there were no dilutive securities outstanding and therefore, diluted earnings per share is not presented.

(f) Financial Instruments and Concentrations

The fair value of financial instruments, which include cash, accounts receivable, accounts payable, accrued liabilities and licensee fee payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company has some exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.  The Company has cash balances in Canadian and US dollars.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  In 2009, approximately $95,000 was protected by insurance (2008 $95,000).

(g) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB ASC 830 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(h) Property and Equipment

Property and equipment consists of computer hardware and is recorded at cost and is amortized on a straight-line basis over an estimated life of three years.

(i) Long-Lived Assets

In accordance with FASB ASC 360 Impairment or “Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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
September 30, 2009
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k) Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with FASB ASC 350-50 “Website Development Costs”.  Accordingly costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

(l) Revenue Recognition

The Company recognizes revenue from the licensing of databases in accordance with FASB ASC 650-45 “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of licensing fees and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists such as a contract or a written request from the customer, the product has been transferred, and collectability is reasonably assured. An order from a customer will include the quantity requested and the price paid by a customer. Revenues are recognized when the Company has delivered the ordered names to a customer. A customer has the authority to use the list immediately upon receipt from the Company. To reasonably assure collectibility, the Company requests pre-payments on orders from customers without an established credit history. Otherwise, the Company awards credit under terms standard in the industry and regularly review accounts receivable for any bad debts. At the completion of the transfer of names to a customer the Company has fulfilled all obligations to that customer. As of September 30, 2009, $5,872 was written off as unrecoverable revenue. ($nil in 2008)

(m) Income Taxes

The Company has adopted FASB ASC 740 “Accounting for Income Taxes” as of its inception wherein the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(n) Stock-based Compensation

The Company records stock-based compensation in accordance with FASB ASC 718 “Stock Compensation”.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected service period with a corresponding increase to additional paid-in capital. Transactions in which goods or services based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company does not have a stock option plan and has not issued any share based payments since inception.

(o) Fair Value Measurements

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.  The Company has adopted FASB ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(p) Derivative Instruments

The Company follows FASB ASC 815, “Derivatives and Hedges”. This standard establish accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.  The Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

(q) Recent Accounting Pronouncements

In June 2008, FASB issued ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008.  This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating.  The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

On January 1, 2009, the Company adopted ASC sub-topic 810-10 (formerly SFAS No. 160, “Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). ASC 810-10 states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The adoption of ASC 810-10 did not have a material impact on the Company’s financial statements.

During the second quarter of 2009, the Company adopted guidance issued by the FASB in April 2009 that is intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities and guidance that expanded the fair value disclosures required for all financial instruments within the scope of ASC Topic 825 “Financial Instruments” to interim periods. The adoption of this guidance did not materially impact the financial statements.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its financial statements.

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q) Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

			September 30,	September 30,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	2,469	2,035	434	1,114

NOTE 4 – WEBSITE DEVELOPMENT
			September 30,	September 30,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website development	22,000	22,000	0	7,480

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with FASB ASC 350-50, “Accounting for Web Site Development Costs”.  In 2009, the amortization was completed with a charge of $7,480.

NOTE 5 - COMMON STOCK

On April 30, 2007, the Company issued 2,511,500 shares of common stock pursuant to the Company’s SB-2 registration statement at $0.10 per share for cash proceeds of $251,150.

On April 30, 2006, the Company issued 6,500,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $65,000.

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in US dollars)

NOTE 5 - COMMON STOCK (continued)

On November 28, 2005, the Company issued 500,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $5,000.

On October 31, 2005, the Company issued 1 share of common stock to the President of the Company at $1.00 per share for cash proceeds of $1. The share of common stock was cancelled on November 28, 2005.

As at September 30, 2009, there were no shares subject to options, warrants or other agreements.

NOTE 6 – RELATED PARTY TRANSACTIONS

Consulting fees of $36,000 ($57,600 in 2008) were recorded as donated services by the President of the Company for consulting services provided to the Company during the year ended September 30, 2009.  These fees are included in general and administrative, and recorded as donated capital.

NOTE 7 - COMMITMENTS

The Company entered into a license agreement dated December 1, 2007 for the exclusive use of a database for a period of 24 months. The Company has the exclusive right to market the database. The agreement calls for the payment of 30% of the generated revenues to the Company.  The license agreement lapsed and has not been renewed.

NOTE 8 - INCOME TAXES

The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of FASB ASC 740, Accounting for Income Taxes. The impact of differences between the Company’s reported income tax provision on operating income and the benefit that would otherwise result from the application of statutory rates is noted below.  As management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded.

Balance September 30	2009	2008
	$	$
	30%	32%
Net loss before income taxes	(67,647)	(93,376)
Expected Statutory rate- 30% in 2009; 32% in 2008
Income tax recovery at statutory rates	20,294	29,880
Permanent differences	(10,800)	(18,432)
Temporary difference	(1,081)	(569)
Income tax rate change	(1,818)	(1,708)
Valuation allowance	(6,595)	(9,171)
Net income tax benefit	-	-

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in US dollars)
NOTE 8 - INCOME TAXES (continued)

The net deferred tax asset is as follows:

Balance September 30	2009	2008
Net Operating loss carry forward of $118,965	$	$
($90,923 in 2008)	35,690	29,095
Valuation allowance	(35,690)	(29,095)
Net deferred asset	-	-

Under normal circumstances the ability to apply the tax loss of $118,965 will expire as follows: expiring in 2027 - $56,926; expiring in 2028 - $33,997; expiring in 2029 - $28,042.

NOTE 9 – PRESENTATION

Certain 2008 figures have been reclassified in order to conform to the presentation used in 2009.

NOTE 10 – SUBSEQUENT EVENTS

Other than the lapse of the license agreement noted above, the Company did not have any subsequent events up to January 22, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2009, the Company's internal control over financial reporting was effective based on those criteria.

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

Name	Age	Position
Arne Raabe	40	President, Secretary, Treasurer, Chief Executive Officer, and Director
Craig Wacaser	43	Director

Term of Office

Mr. Raabe has been a director of the company since its inception on October 31, 2005 and he was appointed for a term of one year. Mr. Wacaser has been a director since July 20, 2006 and was appointed until the next annual meeting of shareholders.

Work Experience of officers and directors

Arne Raabe

Mr. Raabe received his Bachelor of Finance and Masters of Economics from the University of South Florida in 1993 and 1996, respectively. Since 2000, Mr. Raabe has worked as a self employed independent management consultant, specializing in corporate finance for start up companies. He has held various positions, including officer and director and advisor to various companies including GSH Enterprises Limited, Hampton Financial Partners, Secure Automated Filing Enterprises Inc., Gondwana Energy Ltd., American Media Systems Co. and Crestview Energy Partners. From November 2000 to September 2005 he acted as director for Hampton Financial Partners providing the company general consulting services in the area of corporate governance compliance. In 2003 he acted as director and officer for Secure Automated Filing Enterprises Inc., a startup company providing Edgarizing and filing services for companies reporting to the Securities and Exchange Commission. Mr. Raabe resigned his position in October of 2003. In December of 2004 he held the position of Director for American Media Systems Co. assisting in the startup of the company. Mr. Raabe resigned as a director for American Media Systems Co. on December 31, 2004 and started Raphael Industries Ltd. in October of 2005. On December 5th, 2005 he was appointed director and Officer and on June 29, 2006 he consented to act as interim President of Gondwana Energy Ltd. On October 22, 2006 Mr. Raabe resigned from his positions with Gondwana Energy Ltd. On December 29, 2008 Mr. Raabe was appointed director and on March 2nd 2008 he was appointed as Chief Financial Officer of of Sentry Petroleum Ltd. Sentry Petroleum Ltd is a fully reporting issuer under the 1934 Act. Mr. Raabe spends approximately 50% of his time on our business.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company’s equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission. They are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company we have determined the following:

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended September 30, 2009 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

(e) Audit committee financial expert

The Issuer has determined that it does not have an audit committee financial expert serving on its audit committee. The Issuer has been unable to nominate an individual with the required expertise to stand for election to the Issuer's Board of Directors.

(f) Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter is filed as an exhibit to this Form 10-K. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

(g) Code of Ethics

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

(h) Nominating Committee

We do not have a standing nominating committee separate from all of our directors. We have not adopted procedures by which security holders may recommend nominees to our Board of Directors.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Arne Raabe President, CEO & Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Option/SAR Grants

There were no option/SAR Grants during the 2008 or 2009 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2008 or 2009 fiscal years and there are no stock options outstanding at September 30, 2009 or at the date of this report.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of January 13, 2010, we had an authorized share capital of 50,000,000 common shares with a par value of $0.0001 per share of which 9,511,500 shares are issued and outstanding.

The following table sets forth, as of January 13, 2010, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended September 30, 2009 and 2008, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB/Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $7,219 and $9,960, respectively.

1. Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2008 and 2009.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended September 30, 2008 and 2009 were $0.

ITEM 15.  EXHIBITS.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.3	By-Laws (1)
4.1	Specimen Stock Certificate (1)
5.1	Opinion on legality (1)
10.1	License agreement with Free Enterprise Press (1)
10.2	License agreement with Global Commodity Press (1)
10.3	Agreement with Kroll Direct Marketing (1)
10.4	Agreement with Infomat Inc. (1)
10.5	Agreement with Marketing Software Company (1)
10.6	Agreement with List Fusion (1)
10.7	Agreement with Global Commodity Press (3)
14.1	Code of ethics (2)
23.1	Consent from Conrad Lysiak (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit committee charter

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

Date:  January 18, 2010
By: ARNE RAABE
Arne Raabe,
Chief Executive Officer, Chief Financial Officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 18, 2010
By: ARNE RAABE
Arne Raabe,
Chief Executive Officer, Chief Financial Officer, principal accounting officer, and director