Form 10-Q
period 2009-12-31
RAPHAEL INDUSTRIES LTD.
filed 2010-02-11
CIK 1367408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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
Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 9,511,500 outstanding as of February 10, 2010.

Raphael Industries Ltd.
(A Development Stage Company)
December 31, 2009

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31,	September 30,
	2009	2009
	$	$
	(Unaudited)
ASSETS

Current Assets
Cash	230,791	239,248

Prepaid expenses	-	100

Total Current Assets	230,791	239,348

Property and Equipment (Note 3)	2,298	434

Total Assets	233,089	239,782

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	9,767	2,891
Accrued liabilities	2,500	2,500
Licensee fee payable	43,410	43,410

Total Liabilities	55,677	48,801

Going Concern (Note 1) Commitments (Note 5)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value
9,511,500 shares issued and outstanding	951	951

Additional Paid-in Capital	320,199	320,199

Donated Capital (Note 4)	211,200	204,000

Deficit Accumulated During the Development Stage	(354,938)	(334,169)

Total Stockholders' Equity	177,412	190,981

Total Liabilities and Stockholders’ Equity	233,089	239,782

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

			Accumulated from
	Three months	Three months	October 31, 2005
	ended	ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2009	2008	2009
	$	$	$

Revenue	-	9,914	205,242
Cost of sales	-	5,129	106,710

Gross Profit	-	4,785	98,532

Operating Expenses

Foreign currency (gain) loss	(3,393)	22,892	25,043
General and administrative	24,162	26,733	366,720
Option expense	-	-	60,000

Total Operating Expenses	20,769	49,625	451,763

Net income (loss) before taxes	(20,769)	(44,840)	(353,231)

Income tax expense	-	-	1,707

Net income (loss)	(20,769)	(44,840)	(354,938)

Loss per share – Basic and diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	9,511,500	9,511,500

The accompanying notes are an integral part of these financial statements

 Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)
			Accumulated from
	Three months	Three months	October 31, 2005
	ended	ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2009	2008	2009
	$	$	$

Operating Activities

Net income (loss)	(20,769)	(44,840)	(354,938)

Adjustments to reconcile net loss of cash
Depreciation	212	2,000	24,247
Donated services	7,200	14,400	211,200
Option lapse	-	-	50,000

Change in operating assets and liabilities
Accounts receivable	-	(18,530)	-
Prepaid expenses	100	25	-
Accounts payable and accrued liabilities	6,876	10,231	12,267
License fee payable	-	8,616	43,410

Net Cash (Used In) Operating Activities	(6,381)	(28,098)	(13,814)

Investing Activities

Deposit on database list option	-	-	(50,000)
Website development	-	-	(22,000)
Purchase of equipment	(2,076)	-	(4,545)

Net Cash Flows (Used in) Investing Activities	(2,076)	-	(76,545)

Financing Activities

Proceeds from issuance of common stock	-	-	321,150

Net Cash Flows Provided by Financing Activities	-	-	321,150

Increase (Decrease) in Cash	(8,457)	(28,098)	230,791

Cash – Beginning of Period	239,248	241,589	-

Cash – End of Period	230,791	213,491	230,791

Supplemental Disclosure
Interest paid	-	2	56
Foreign exchange (gain) loss	(3,393)	22,892	25,043

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

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, and may require additional capital requirements.  As at December 31, 2009, the Company has an accumulated deficit of $354,938. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan is to continue raising additional funds through future equity or debt financings, as needed, until it can generate sufficient revenues to maintain sustainable profitable operations. On October 25, 2006, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission and raised $251,150. It has sufficient capital to maintain operations for the next 12 months.

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

(c) Recent Accounting Pronouncements

The Company adopts new accounting pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective adoption date.  Management does not believe that any recently issued but not yet effective standards, if currently adopted, would have a material effect on these financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

			December 31,	September 30,
			2009	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	4,545	2,247	2,298	434

NOTE 4 – RELATED PARTY TRANSACTIONS

Consulting fees of $7,200 (2008: $14,400) were recorded as donated services by the President of the Company for consulting services provided to the Company during the three month period ended December 31, 2009.  These fees are included in general and administrative, and recorded as donated capital.

NOTE 5 - COMMITMENTS

The Company entered into a license agreement dated December 1, 2007 for the exclusive use of a database for a period of 24 months.  The license agreement lapsed and has not been renewed.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date and time the financial statements which were available to be issued on February 10, 2010.

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

(b) Results of Operations

During the three months ending December 31, 2009, we realized revenues of $nil compared to $9,914 for the same period of 2008 and we incurred an operating loss before taxes of $20,769 compared to an operating loss of $44,840 for 2008. Total operating expenses for the three months ended December 31, 2009 were $20,769 (2008 - $44,840). The major components to expenses faced by the company during the three months were general and administrative of $24,162 (2008 - $26,733), foreign currency gain of $3,393 (2008 – loss of $22,892), and cost of sales of $nil (2008 - $ 5,129).

As of December 31, 2009, the Company had $230,791 in cash (September 30, 2009 - $239,248), $nil in prepaid expenses (September 30, 2009 - $100), and $2,298 in property and equipment (September 30, 2009 - $434).

The Company further had $12,267 in accounts payable and accrued liabilities (September 30, 2009 - $5,391), and $43,410 in licensee fee payable (September 30, 2009 - $43,410). There is no long-term debt. The Company may, in the future, invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

We have sufficient cash to implement our plan of operations for the next 12 months.

Our future growth and success will be dependent on our ability to market the lists for our clients and to secure additional lists. If we cannot succeed in marketing licensed lists and to secure contracts to market lists then our prospects for growth are limited. We are in discussions with list brokers to secure list agreements and other possible business opportunities.

As of December 31, 2009, our sole source of revenue has been list rental and brokerage services. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced and was closed on April 30, 2007 and 2,511,500 shares were issued at an offering price of $0.10 per share for total proceeds of $251,150. The following table details the use of proceeds through December 31, 2009.

List and services marketing	$
Web site and material design		77
Rent, Audit, General Legal and Office Expenses		50,815
List updating and enhancement		1,000

TOTAL		$51,892

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.3	By-Laws (1)
4.1	Specimen Stock Certificate (1)
5.1	Opinion on legality (1)
10.1	License agreement with Free Enterprise Press (1)
10.2	License agreement with Global Commodity Press (1)
10.3	Agreement with Kroll Direct Marketing (1)
10.4	Agreement with Infomat Inc. (1)
10.5	Agreement with Marketing Software Company (1)
10.6	Agreement with List Fusion (1)
10.7	Agreement with Global Commodity Press (3)
14.1	Code of ethics (2)
23.1	Consent from Conrad Lysiak (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit committee charter (4)

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

(4) Incorporated herein by reference from our Form 10K for the year ended September 30, 2009 filed with the Securities and Exchange Commission on January 25, 2010.

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL INDUSTRIES LTD. (Registrant)
BY:
ARNE RAABE
Dated: February 10, 2010

Arne Raabe,
President, Chief Executive Officer, and
Chief Financial Officer and Director