Form 10-Q
period 2010-03-31
RAPHAEL INDUSTRIES LTD.
filed 2010-05-14
CIK 1367408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 000-52304

RAPHAEL INDUSTRIES LTD.
(Exact name of registrant as specified in its charter)

Nevada	02-3717729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 Neil Road Suite 430, Reno, NV 89502
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
Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 19,023,000 outstanding as of May 13, 2010.

Raphael Industries Ltd.
(A Development Stage Company)
March 31, 2010

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31,	September 30,
	2010	2009
	$	$
	(unaudited)
ASSETS

Current Assets
Cash	210,690	239,248
Prepaid expenses	141	100

Total Current Assets	210,831	239,348

Property and Equipment (Note 3)	2,017	434

Total Assets	212,848	239,782

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	10,533	2,891
Accrued liabilities	3,000	2,500
Licensee fee payable	43,410	43,410

Total Liabilities	56,943	48,801

Going Concern (Note 1) Subsequent Event (Note 5)

Stockholders' Equity

Common stock: 100,000,000 shares authorized, $0.0001 par value
19,023,000 shares issued and outstanding	1,902	1,902

Additional Paid-in Capital	319,248	319,248

Donated Capital (Note 4)	218,400	204,000

Deficit Accumulated During the Development Stage	(383,645)	(334,169)

Total Stockholders' Equity	155,905	190,981

Total Liabilities and Stockholders’ Equity	212,848	239,782

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

					Accumulated from
	Three months	Three months	Six months	Six months	October 31, 2005
	ended	ended	ended	ended	(Date of Inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	-	(524)	-	9,390	205,242
Cost of sales	-	(250)	-	4,879	106,710

Gross Profit	-	(274)	-	4,511	98,532

Operating Expenses

Foreign currency (gain) loss	(4,548)	4,174	(7,941)	27,066	20,495
General and administrative	33,255	18,358	57,417	45,091	399,975
Option expense	-	-	-	-	60,000

Total Operating Expenses	28,707	22,532	49,476	72,157	480,470

Net income (loss) before taxes	(28,707)	(22,806)	(49,476)	(67,646)	(381,938)

Income tax expense	-	-	-	-	1,707

Net income (loss)	(28,707)	(22,806)	(49,476)	(67,646)	(383,645)

Loss per share – Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	19,023,000	19,023,000	19,023,000	19,023,000

The accompanying notes are an integral part of these financial statements

 Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

			Accumulated from
	Six months	Six months	October 31, 2005
	ended	ended	(Date of Inception)
	March 31,	March 31,	to March 31,
	2010	2009	2010
	$	$	$

Operating Activities

Net income (loss)	(49,476)	(67,646)	(383,645)

Adjustments to reconcile net loss of cash
Depreciation	492	4,000	24,527
Donated services	14,400	28,800	218,400
Option lapse	-	-	50,000

Change in operating assets and liabilities
Accounts receivable	-	11,048	-
Prepaid expenses	(41)	(275)	(141)
Accounts payable and accrued liabilities	8,142	(270)	13,533
License fee payable	-	7,643	43,410

Net Cash (Used In) Operating Activities	(26,483)	(16,700)	(33,916)

Investing Activities

Deposit on database list option	-	-	(50,000)
Website development	-	-	(22,000)
Purchase of equipment	(2,075)	-	(4,544)

Net Cash Flows (Used in) Investing Activities	(2,075)	-	(76,544)

Financing Activities

Proceeds from issuance of common stock	-	-	321,150

Net Cash Flows Provided by Financing Activities	-	-	321,150

Increase (Decrease) in Cash	(28,558)	(16,700)	210,690

Cash – Beginning of Period	239,248	241,589	-

Cash – End of Period	210,690	224,889	210,690

Supplemental Disclosure
Interest paid	-	-	56
Foreign exchange (gain) loss	(7,941)	27,066	20,495

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Stockholders’ Equity
For the Period from October 31, 2005 (Date of Inception) to March 31, 2010
(Expressed in US dollars)

			Additional			Total
	Common Stock		Paid-in	Donated		Stockholder’s
	Shares	Amount	Capital	Capital	Deficit	Equity
	#	$	$	$	$	$

Balance on October 31, 2005 (Date of Inception)	-	-	-	-	-	-

October 31, 2005 - issue of common stock for
cash at $1.00 per share	1	1	-	-	-	1

November 28, 2005 - cancellation of common
stock	(1)	(1)	-	-	-	(1)

November 28, 2005 - issue of common stock
for cash at $0.01 per share	1,000,000	100	4,900	-	-	5,000

April 30, 2006 - issue of common stock
for cash at $0.01 per share	13,000,000	1,300	63,700	-	-	65,000

Donated services	-	-	-	52,800	-	52,800

Net loss and comprehensive loss	-	-		-	(22,650)	(22,650)

Balance - September 30, 2006	14,000,000	1,400	68,600	52,800	(22,650)	100,150

April 30, 2007 - issue of common stock
for cash at $0.10 per share	5,023,000	502	250,648	-	-	251,150

Donated services	-	-	-	57,600	-	57,600

Net loss and comprehensive loss	-	-		-	(148,789)	(148,789)

Balance - September 30, 2007	19,023,000	1,902	319,248	110,400	(171,439)	260,111

Donated Services	-	-	-	57,600	-	57,600

Net loss and comprehensive loss	-	-		-	(93,376)	(93,376)

Balance – September 30, 2008	19,023,000	1,902	319,248	168,000	(264,815)	224,335

Donated Services	-	-	-	36,000	-	36,000

Net loss and comprehensive loss	-	-		-	(69,354)	(69,354)

Balance – September 30, 2009	19,023,000	1,902	319,248	204,000	(334,169)	190,981

Donated Services	-	-	-	14,400	-	14,400

Net loss and comprehensive loss	-	-	-	-	(49,476)	(49,476)

Balance – March 31, 2010	19,023,000	1,902	319,248	218,400	(383,645)	155,905

The accompanying notes are an integral part of these financial statements
F-5

Raphael Industries Ltd.
(A Development Stage Company)
Notes to the Financial Statements
For the Period from October 31, 2005 (Date of Inception) to March 31, 2010
(Expressed in US dollars)

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Raphael Industries Ltd. (“the Company”) was incorporated on October 31, 2005 under the laws of the State of Nevada. Its principal business is to market database for commercial use in newsletters, direct mail, and internet marketing promotions.

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, and may require additional capital requirements. As at March 31, 2010, the Company has an accumulated deficit of $383,645. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – PROPERTY AND EQUIPMENT

			March 31,	September 30,
			2010	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	4,545	2,528	2,017	434

NOTE 4 – RELATED PARTY TRANSACTIONS

Consulting fees of $14,400 ($28,800 in 2009) were recorded as donated services by the President of the Company for consulting services provided to the Company during the six month period ended March 31, 2010.  These fees are included in general and administrative, and recorded as donated capital.

NOTE 5 – SUBSEQUENT EVENTS

On March 17, 2010 the Board of Directors passed a resolution approving a 2:1 forward stock split of the outstanding common shares of the Company’s common stock. The split was effected by a stock dividend to each of the Company’s stockholders of 1 additional common share of common stock for each 1 share of common stock held on January 18, 2010.

On February 15, 2010 the Board of Directors authorized an increase in the number of authorized shares of common stock from 50,000,000 to 100,000,000.

These financial statements give retroactive effect to each of these events.

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

Raphael Industries Ltd is a Nevada company incorporated on October 31, 2005. We are a startup company providing list management and marketing services in the direct mail marketing industry. To date we have had limited revenues and have been issued a going concern opinion from our auditors. Our registered office and agent for service is located at 5190 Neil Road Suite 430 Reno  NV  89502. Our telephone and fax numbers are 1-866-261-8853 and 1-302-288-8853, respectively and our corporate website is www.raphaelindustries.net.

Employees and Consultants

The Registrant has no employees. The company's President, Ronald Hughes, is retained as a consultant.

(b) Results of Operations

During the three months ending March 31, 2010, we realized revenues of $nil compared to a refund of $524 for the same period of 2009 and we incurred an operating loss before taxes of $28,707 compared to an operating loss of $22,806 for 2009. Total operating expenses for the three months ended March 31, 2010 were $28,707 (2009 - $22,532). The major components to expenses faced by the company during the three months were general and administrative of $33,255 (2009 - $18,358), foreign currency gain of $4,548 (2009 – loss of $4,174). The change in general and administrative expenses was as a result of legal fees associated with our S-1 registration statement and additional travel expenses related to business development.

During the six months ending March 31, 2010, we realized revenues of $nil compared to $9,390 for the same period of 2009 and we incurred an operating loss before taxes of $49,476 compared to an operating loss of $67,646 for 2009. Total operating expenses for the six months ended March 31, 2010 were $49,476 (2009 - $72,157). The major components to expenses faced by the company during the six months were general and administrative of $57,417 (2009 - $45,091), foreign currency gain of $7,941 (2009 – loss of $27,066), and cost of sales of $nil (2009 – $4,879).

As of March 31, 2010 the Company had $210,690 in cash (September 30, 2009 - $239,248), $141 in prepaid expenses (September 30, 2009 - $100), and $2,017 in property and equipment (September 30, 2009 - $434).

The Company further had $13,533 in accounts payable and accrued liabilities (September 30, 2009 - $5,391), and $43,410 in licensee fee payable (September 30, 2009 - $43,410). There is no long-term debt. The Company may, in the future, invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

On February 10, 2010 we received the resignation from Craig Wacaser as a Director. On February 11, 2010 we appointed Ronald Hughes as an interim Director and our Chief Executive and Chief Financial Officer.

On March 24, 2010 we filed an S-1 registration statement with the Securities and Exchange Commission related to the sale of a maximum of 10,000,000 shares of our common stock at an offering price of $0.10 per share, with a no minimum required for us to accept funds. The registration statement was declared effective by the Securities and Exchange Commission on April 4th, 2010.

Our future growth and success will be dependent on our ability to market the lists for our clients and to secure additional lists. If we cannot succeed in marketing licensed lists and to secure contracts to market lists then our prospects for growth are limited. We are in discussions with list brokers to secure list agreements and other possible business opportunities.

As of March 31, 2010 our sole source of revenue has been list rental and brokerage services. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

On April 8, 2010 the British Columbia Securities Commission (the “BCSC”) in Canada issued a cease trade order on the Company’s securities. The cease trade order has the effect of prohibiting all trading of our securities in British Columbia until the cease trade order has been revoked.  The Company has filed the required documents with the BCSC and applied to have the cease trade order revoked.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced and was closed on April 30, 2007 and 2,511,500 shares were issued at an offering price of $0.10 per share for total proceeds of $251,150. The following table details the use of proceeds through March 31, 2010.

List and services marketing	$
Web site and material design		77
Rent, Audit, General Legal and Office Expenses		64,498
List updating and enhancement		1,000

TOTAL		$65,575

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.3	By-Laws (1)
4.1	Specimen Stock Certificate (1)
5.1	Opinion on legality (1)
10.1	License agreement with Free Enterprise Press (1)
10.2	License agreement with Global Commodity Press (1)
10.3	Agreement with Kroll Direct Marketing (1)
10.4	Agreement with Infomat Inc. (1)
10.5	Agreement with Marketing Software Company (1)
10.6	Agreement with List Fusion (1)
14.1	Code of ethics (2)
23.1	Consent from Conrad Lysiak (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit committee charter (3)

(1) Incorporated herein by reference from our Form SB-2 registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-135331.

(2) Incorporated herein by reference from our Form 10KSB for the year ended September 30, 2006 filed with the Securities and Exchange Commission on February 14, 2007.

(3) Incorporated herein by reference from our Form 10K for the year ended September 30, 2009 filed with the Securities and Exchange Commission on January 25, 2010.

(b) Reports on Form 8-K filed during the quarter.

On February 11, 2010 the Company filed an 8-K under Item 5.02 announcing the appointment of Ronald Hughes as Chief Executive Officer, Chief Financial Officer and a Director and the resignation of Craig Wacaser as a Director.

On February 11, 2010 the Company filed an 8-K under Item 8.01 advising that the company was unable to renew its agreement with Global Commodity Press Limited. In addition, it was announced that Arne Raabe completed a private transaction whereby 1.9 million shares in the Company were sold to four sophisticated investors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL INDUSTRIES LTD. (Registrant)
Dated: May 13, 2010	BY:	/s/ RONALD HUGHES President, Chief Executive Officer, and Chief Financial Officer and Director