Form 10-Q
period 2010-06-30
RAPHAEL INDUSTRIES LTD.
filed 2010-08-13
CIK 1367408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 19,023,000 outstanding as of August 13, 2010.

Raphael Industries Ltd.
(A Development Stage Company)
June 30, 2010

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Balance Sheets

	June 30	September 30
	2010	2009
	$	$
	(Unaudited)
ASSETS

Current Assets
Cash	188,954	239,248
Prepaid expenses	94	100

Total Current Assets	189,048	239,348

Property and Equipment (Note 3)	1,736	434

Total Assets	190,784	239,782

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	16,420	2,891
Accrued liabilities	3,000	2,500
Licensee fee payable	43,410	43,410

Total Liabilities	62,830	48,801

Going Concern and Commitments (Notes 1, 6 and 7)

Stockholders' Equity

Common stock: 100,000,000 shares authorized, $0.0001 par value
19,023,000 (9,511,500 in September, 2009) shares issued and outstanding (Note 6)	1,902	1,902

Additional Paid-in Capital	319,248	319,248

Donated Capital (Note 4)	225,600	204,000

Deficit Accumulated During the Development Stage	(418,796)	(334,169)

Total Stockholders' Equity	127,954	190,981

Total Liabilities and Stockholders' Equity	190,784	239,782

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Operations

					Accumulated from
	Three months	Three months	Nine months	Nine months	Oct 31, 2005
	ended	ended	ended	ended	(Date of Inception)
	June 30	June 30	June 30	June 30	June 30
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	-	-	-	9,390	205,242
Cost of sales	-	-	-	4,879	106,710

Gross Profit	-	-	-	4,511	98,532

Operating Expenses

Foreign currency (gain) loss	6,185	(11,631)	(1,756)	15,435	26,680
General and administrative	28,966	20,853	86,383	65,944	428,941
Option expense	-	-	-	-	60,000

Total Operating Expenses	35,151	9,222	84,627	81,379	515,621

Net income (loss) before taxes	(35,151)	(9,222)	(84,627)	(76,868)	(417,089)

Income tax expense	-	-	-	-	1,707

Net income (loss)	(35,151)	(9,222)	(84,627)	(76,868)	(418,796)

Loss per share - Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	19,023,000	19,023,000	19,023,000	19,023,000

The accompanying notes are an integral part of these financial statements

 Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows

			Accumulated from
	Nine months	Nine months	October 31, 2005
	ended	ended	(Date of Inception)
	June 30	June 30	June 30
	2010	2009	2010
	$	$	$

Operating Activities

Net Income (loss)	(84,627)	(76,868)	(418,796)

Adjustments to reconcile net loss of cash
Depreciation	773	6,001	24,808
Donated services	21,600	43,200	225,600
Option lapse	-	-	50,000

Change in operating assets and liabilities
Accounts receivable	-	11,048	-
Prepaid expenses	6	(175)	(94)
Accounts payable and accrued liabilities	14,029	(4,094)	19,420
License fee payable	-	7,643	43,410

Net Cash (Used In) Operating Activities	(48,219)	(13,245)	(55,652)

Investing Activities

Deposit on database list option	-	-	(50,000)
Website development	-	-	(22,000)
Purchase of equipment	(2,075)	-	(4,544)

Net Cash Flows (Used) In Investing Activities	(2,075)	-	(76,544)

Financing Activities

Proceeds from issuance of common stock	-	-	321,150

Net Cash Flows Provided By Financing Activities	-	-	321,150

Increase (Decrease) in Cash	(50,294)	(13,245)	188,954

Cash – Beginning of Period	239,248	241,589	-

Cash - End of Period	188,954	228,344	188,954

Supplemental Disclosure
Interest paid	151	8	207
Foreign exchange (gain) loss	(1,756)	15,435	26,680

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Statements of Stockholders’ Equity
For the Period from October 31, 2005 (Date of Inception) to June 30, 2010

			Additional			Total
	Common Stock		Paid-in	Donated		Stockholder’s
	Shares	Amount	Capital	Capital	Deficit	Equity
	#	$	$	$	$	$

Balance on October 31, 2005 (Date of Inception)	-	-	-	-	-	-

October 31, 2005 - issue of common stock for
cash at $0.50 per share	2	1	-	-	-	1

November 28, 2005 - cancellation of common
Stock	(2)	(1)	-	-	-	(1)

November 28, 2005 - issue of common stock
for cash at $0.005 per share	1,000,000	100	4,900	-	-	5,000

April 30, 2006 - issue of common stock
for cash at $0.005 per share	13,000,000	1,300	63,700	-	-	65,000

Donated services	-	-	-	52,800	-	52,800

Net loss and comprehensive loss	-	-		-	(22,650)	(22,650)

Balance - September 30, 2006	14,000,000	1,400	68,600	52,800	(22,650)	100,150

April 30, 2007 - issue of common stock
for cash at $0.10 per share	5,023,000	502	250,648	-	-	251,150

Donated services	-	-	-	57,600	-	57,600

Net loss and comprehensive loss	-	-		-	(148,789)	(148,789)

Balance - September 30, 2007	19,023,000	1,902	319,248	110,400	(171,439)	260,111

Donated Services	-	-	-	57,600	-	57,600

Net loss and comprehensive loss	-	-		-	(93,376)	(93,376)

Balance – September 30, 2008	19,023,000	1,902	319,248	168,000	(264,815)	224,335

Donated Services	-	-	-	36,000	-	36,000

Net loss and comprehensive loss	-	-		-	(69,354)	(69,354)

Balance – September 30, 2009	19,023,000	1,902	319,248	204,000	(334,169)	190,981

Donated Services	-	-	-	21,600	-	21,600

Net loss and comprehensive loss	-	-	-	-	(84,627)	(84,627)

Balance – June 30, 2010	19,023,000	1,902	319,248	225,600	(418,796)	127,954

The accompanying notes are an integral part of these financial statements

Raphael Industries Ltd.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Raphael Industries Ltd. (“the Company”) was incorporated on October 31, 2005 under the laws of the State of Nevada. Its principal business is to market database for commercial use in newsletters, direct mail, and internet marketing promotions.

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, and may require additional capital requirements. As at June 30, 2010, the Company has an accumulated deficit of $418,796. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan is to continue raising additional funds through future equity or debt financings, as needed, until it can generate sufficient revenues to maintain sustainable profitable operations. On October 25, 2006, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission and raised $251,150. On June 3, 2010 the Company filed an S-1 registration statement to register 10,000,000 shares for sale at $0.10 per share. The registration statement was declared effective by the Securities and Exchange Commission on June 11, 2010. As of the balance sheet date no funds have been raised pursuant to the registration statement. It has sufficient capital to maintain operations for the next 12 months.

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

NOTE 3 – PROPERTY AND EQUIPMENT

			June 30,	September 30,
			2010	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	4,545	2,808	1,736	434

NOTE 4 – RELATED PARTY TRANSACTIONS

Consulting fees of $14,400 were recorded as donated services by the previous President of the Company for consulting services provided to the Company during the six month period ended March 31, 2010 and consulting fees of $7,200 were recorded as donated services by the current President of the Company for consulting services provided to the Company during the three month period ended June 30, 2010. These fees are included in general and administrative, and recorded as donated capital.

NOTE 5 - COMMITMENTS

The Company entered into a license agreement dated December 1, 2007 for the exclusive use of a database for a period of 24 months. The license agreement lapsed and has not been renewed.

Raphael Industries Ltd.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
(Unaudited)

NOTE 6 – COMMON STOCK

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

(b) Results of Operations

During the three months ending June 30, 2010, we realized revenues of $nil (2009: $nil) and we incurred an operating loss before taxes of $35,151 compared to an operating loss of $9,222 for 2009. Total operating expenses for the three months ended June 30, 2010 were $35,151 (2009 - $9,222). The major components to expenses faced by the company during the three months were general and administrative of $28,966 (2009 - $20,853), foreign currency loss of $6,185 (2009 – gain of $11,631). The change in general and administrative expenses was as a result of legal fees associated with our S-1 registration statement and additional travel expenses related to business development.

During the nine months ending June 30, 2010, we realized revenues of $nil compared to $9,390 for the same period of 2009 and we incurred an operating loss before taxes of $84,627 compared to an operating loss of $76,868 for 2009. Total operating expenses for the nine months ended June 30, 2010 were $84,627 (2009 - $81,379). The major components to expenses faced by the company during the nine months were general and administrative of $86,383 (2009 - $65,944), foreign currency gain of $1,756 (2009 – loss of $15,435), and cost of sales of $nil (2009 – $4,879).

As of June 30, 2010 the Company had $188,954 in cash (September 30, 2009 - $239,248), $94 in prepaid expenses (September 30, 2009 - $100), and $1,736 in property and equipment (September 30, 2009 - $434).

The Company further had $19,420 in accounts payable and accrued liabilities (September 30, 2009 - $5,391), and $43,410 in licensee fee payable (September 30, 2009 - $43,410). There is no long-term debt. The Company may, in the future, invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

On February 10, 2010 we received the resignation from Craig Wacaser as a Director. On February 11, 2010 we appointed Ronald Hughes as an interim Director and our Chief Executive and Chief Financial Officer.

On March 24, 2010 we filed an S-1 registration statement with the Securities and Exchange Commission related to the sale of a maximum of 10,000,000 shares of our common stock at an offering price of $0.10 per share, with a no minimum required for us to accept funds. The registration statement was declared effective by the Securities and Exchange Commission on April 4th, 2010. On May 27, 2010 Heather Grant resigned as the Company’s corporate Secretary. Mr. Hughes has assumed the responsibilities. The Company filed a post effective amendment to the S-1 registration statement to reflect the change in corporate secretary. The Securities and Exchange Commission declared the amended S-1 registration statement effective on June 11, 2010. As of the balance sheet date and the date of the 10Q, no funds have been raised pursuant to the registration statement.

Our future growth and success will be dependent on our ability to market the lists for our clients and to secure additional lists. If we cannot succeed in marketing licensed lists and to secure contracts to market lists then our prospects for growth are limited. We are in discussions with list brokers to secure list agreements and other possible business opportunities.

As of June 30, 2010 our sole source of revenue has been list rental and brokerage services. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

On April 8, 2010 the British Columbia Securities Commission (the “BCSC”) in Canada issued a cease trade order on the Company’s securities. The cease trade order has the effect of prohibiting all trading of our securities in British Columbia until the cease trade order has been revoked. On May 17, 2010 the British Columbia Securities Commission revoked the cease trade order.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s SB-2 registration statement, file number 333-135331 was declared effective by the Securities and Exchange Commission on November 9, 2006. The offering has commenced and was closed on April 30, 2007 and 2,511,500 shares were issued at an offering price of $0.10 per share for total proceeds of $251,150. The following table details the use of proceeds through June 30, 2010.

List and services marketing	$
Web site and material design		77
Rent, Audit, General Legal and Office Expenses		85,980
List updating and enhancement		1,000

TOTAL		$87,057

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.3	By-Laws (1)
4.1	Specimen Stock Certificate (1)
5.1	Opinion on legality (1)
10.1	License agreement with Free Enterprise Press (1)
10.2	License agreement with Global Commodity Press (1)
10.3	Agreement with Kroll Direct Marketing (1)
10.4	Agreement with Infomat Inc. (1)
10.5	Agreement with Marketing Software Company (1)
10.6	Agreement with List Fusion (1)
14.1	Code of ethics (2)
23.1	Consent from Conrad Lysiak (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit committee charter (3)

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

On May 27, 2010 the Company filed an 8-K under Item 5.02 advising the resignation of Heather Grant as the Corporate Secretary.

On June 3, 2010 the Company filed an 8-K under Item 5.02 advising that Ronald Hughes was appointed the Company’s  Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL INDUSTRIES LTD. (Registrant)

Dated: August 11, 2010	BY:	/s/ RONALD HUGHES President, Chief Executive Officer, and Chief Financial Officer and Director

 EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.3	By-Laws (1)
4.1	Specimen Stock Certificate (1)
5.1	Opinion on legality (1)
10.1	License agreement with Free Enterprise Press (1)
10.2	License agreement with Global Commodity Press (1)
10.3	Agreement with Kroll Direct Marketing (1)
10.4	Agreement with Infomat Inc. (1)
10.5	Agreement with Marketing Software Company (1)
10.6	Agreement with List Fusion (1)
14.1	Code of ethics (2)
23.1	Consent from Conrad Lysiak (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit committee charter (3)

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