Form 10-K
period 2010-09-30
Sino American Oil Co
filed 2011-01-12
CIK 1367408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

Commission File Number:   000-52304

SINO AMERICAN OIL COMPANY
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

5190 Neil Road, Suite 430
Reno, NV   89502
(Address of principal executive offices, including zip code.)

(866) 261-8853
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [   ]   NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2010: $16,169,550.

At January 10, 2011, 29,023,000 shares of the registrant’s common stock were outstanding.

FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although Sino American Oil believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

•	Sino American Oil’s ability to implement successfully its operating strategy as described in its business plan;

•	Future financial performance as estimated in Sino American Oil’s financial projections;

•	Sino American Oil’s forecasts of market demand; and,

•	Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. Sino American Oil will not update or revise any forward-looking statements.

Certain factors that could cause Sino American Oil’s forward-looking statements not to be correct and cause Sino American Oil’s actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

PART I

ITEM 1.                    BUSINESS.

(a)       General Development of Business

Sino American Oil Company is a Nevada company incorporated as Raphael Industries Ltd. on October 31, 2005. On November 11, 2010, we changed our name to Sino American Oil Company.  We accomplished this by creating a wholly owned subsidiary corporation by the name of Sino American Oil Company, a Nevada corporation and merging it into Raphael Industries Ltd.   Raphael Industries Ltd. was the surviving entity.  As part of the merger, we changed our name from Raphael Industries Ltd. to Sino American Oil Company.  By changing the corporate name in this manner we were not required to obtain shareholder approval to change our name.  The new name is intended to reflect our new business direction which is exploration for oil and gas.

We are an oil and gas exploration stage company. Since our change of business direction we have had no revenues and have been issued a going concern opinion from our auditors. Our registered office and agent for service is located at 5190 Neil Road, Suite 430 Reno, NV 89502 and we maintain a corporate office at 5190 Neil Road, Suite 430, Reno, NV 89502. Our telephone and fax numbers are 1-866-261-8853 and 1-302-288-8853, respectively and our corporate website is www.sinoamericanoil.com.

On October 15, 2010, we issued a press release announcing the execution of a non-binding heads of agreement for a farm-in of certain oil and gas permits in Queensland Australia. The heads of agreement was and continues to be confidential until a binding agreement is executed by the parties and will terminate in 45 days unless a definitive agreement had been executed.  In connection with the signing of the heads of agreement, and the proposed change of business strategy, we intended to change our name to Sino American Oil Company.   The foregoing was reported on our Form 8-K filed with the SEC on October 15, 2010.

On November 11, 2010, we filed our Form 8-K with the SEC and announced that we changed our name to Sino American Oil Company.

On January 7, 2011, we amended the foregoing non-binding heads of agreement having concluded our due diligence.  Under the amendment, the deadline to execute a definitive agreement relating to the acquisition of the oil and gas permits was extended for 60 days from January 7, 2011 up to and including, March 8, 2011.  We are currently in the process of preparing a definitive agreement to either enter into a joint venture agreement with the owner of the permits or acquire an ownership interest in the corporation that owns the permits.  A final decision on the form of the acquisition and all other terms of the agreement will be completed by March 9, 2011.

ATP 865 and 866

ATP 865 and 866 lie in Central Queensland Australia and covers an area of approximately 3.2 million acres. Over 2,600 line miles of seismic have been shot over the permit area. We have identified four prospects within the permit area, one of which we have deemed drill ready and three that we believe could benefit from acquiring approximately 60 line km of additional seismic. A gas pipeline runs north to the Gilmore Gas Field between the Gumbardo-1 and Emu Creek-1 wells in the western side of the ATP 865.

As of September 30, 2010 or the date of this report the company does not have any proven reserves.

(b)        Business of the Issuer

We are an exploration stage company engaged in the assessment, acquisition, exploration and development of oil, gas, and other hydrocarbon properties in Australia and other regions in Austral Asia. In an effort to evaluate exploration interests that meet our criteria, we assess the potential of properties in Australia and Austral Asia. The assessment includes geochemical and petrological review to determine petroleum source potential and reservoir quality, interpretation and reinterpretation of existing seismic data, as well as consideration of discoveries made by third parties on properties adjacent to, or, depending on circumstances, in the area of the properties we are assessing. Geological conditions are however, unpredictable. The analysis of geochemical, petrological, seismic data, and discovery of reserves on properties adjacent to, or in the area of properties under consideration is no assurance that commercially recoverable reserves of oil and gas will be discovered on properties acquired or under consideration. See Risk Factors under this item.

Upon execution of the farm in agreement, we will have the right to earn 70% interest in two oil and gas permits in Queensland, Australia. We have not received any revenues from our operations. We are an exploration stage company. Since our change of business direction we have no history of earnings and there is no assurance that our business will be profitable. As at September 30, 2010 we have an accumulated deficit of $432,478 and we expect to continue incurring operating losses and accumulating deficits until such time that we achieve profitable operations.

The sole member of our management team devotes approximately 80% of his time to the company. He has not entered into any employment nor consulting agreements with us. He also devotes approximately 20% of his time to other business interests. In the course of his work for our company he may choose to work on matters specific to his other business interests at a time that may not be opportune to the best interests of our company. As a result we may loose opportunities that we would have otherwise secured. In such a situation where a conflict of interest exists any decision they make which furthers the best interests of other competing businesses, may be harmful to our business.

There is no assurance that we will earn revenue, operate profitably or provide a return on investment to our security holders.

We require significant additional funding to complete the work program we committed to when securing the right to earn 70% of our current exploration properties. We anticipate raising additional financing through the sale of equity securities to finance these exploration obligations, although there can be no assurance that such funding will be available. To date we have held preliminary discussions related to potential future funding. In the event that future equity financing cannot be raised or negotiations for funding are not successful, our plan of operations will be significantly curtailed. There can be no assurance that we will be able to successfully raise the capital required, when required, to meet these additional costs. Additionally, there can be no assurance that if we are successful in securing funding that we will be successful in discovering commercial quantities of hydrocarbons, or that we will have access to funds to develop a successful discovery without significant dilution or cost to our stockholders.

Our business plan is limited in its scope and we intend to derive all of our revenue from a discovery of commercial quantities of hydrocarbons. Specifically, discovering sufficient quantities of hydrocarbons to warrant their profitable development. We have no other business plans and if we are unsuccessful in discovering commercial quantities of hydrocarbons our business will fail.

QUEENSLAND AUSTRALIA PETROLEUM AND COAL EXPLORATION PERMITS

The following is a brief outline of the requirements associated with exploration permits in Queensland Australia and some of the associated expenses incurred in securing approval from the Department of Mines and Energy on ATP permits.

In Queensland, Australia, an onshore exploration permit is a form of tenure granted by the Queensland government under the Petroleum and Gas (Production and Safety) Act 2004. The Petroleum and Gas (Production and Safety) Act grants 2 different types of petroleum tenure, an authority to prospect (ATP) for exploration and a petroleum lease (PL) for development upon commercial discovery of oil or gas. The maximum land area for an ATP tenure is approximately 7,500 sq. km and approximately 225 sq. km for a PL. In each case the area must form a single parcel of land. For an ATP the maximum term for tenure is 12 years (including the initial term and any renewal terms). For a PL the term is 30 years although a PL may be renewed which, in aggregate with previous terms, take the total term of the PL beyond 30 years. Applications for renewal of an ATP petroleum tenure must be made within 60 business days before the end of the existing term and 80 business days before the end of the existing term for a PL.

A work program with total commitment of approximately $8 million over the next year has been approved by the state government for ATP 865 and 866. Inclusive of our farm in obligations we will be responsible for 70% of those commitments. Initial work programs have a maximum term of 4 years and set out the description of the geological model for which we based our work program, our assessment of the potential of discovery and the rationale for the proposed exploration activities. To extend our interest beyond the initial 4-year grant we will be required to submit a new application to the Minister at least 20, but not more than 60, business days before the end of the existing work program. If a later work program is not submitted before the end of the existing work program and we fail to comply with a notice requiring submission of a later work program our ATPs will be cancelled.

If we make a commercial discovery we can make an application for the grant of a PL. The initial term of ATP will continue until a decision is made on the PL application, even if the term of the ATP would otherwise have expired. Under the Petroleum and Gas (Production and Safety) Act, the holder of an ATP has a right of entitlement to the grant of a PL but must satisfy the Minister that the prescribed requirements have been complied with. Specifically; the Minister approving the applicant's proposed initial development plan and the Minister being satisfied that the applicant has sufficient financial and technical resources to carry out the proposed petroleum production or storage activities.

Royalties

If we are successful in discovering commercial quantities of oil or gas, secure sufficient funds to develop the discovery and are granted a petroleum license we will be required to pay a royalty at a rate of 10% of the wellhead value of the petroleum sold less allowable expenses. The wellhead value is the sum that could reasonably be expected to be realized on a commercial basis, or the fair market.

Allowable expenses include;

-	Charges paid or payable by us to a third party for transportation to the point of sale.
-	Processing plant tolls or other charges paid or payable by us to a third party for processing the petroleum before it is sold.
-
Depreciation of capital expenditure by us on a petroleum facility or pipeline used for processing the petroleum or transporting it from the wellhead to the point of its sale, allocated over 10 years or a shorter period if the Minister so decides.

-	An operating cost incurred, or to be incurred, by us that directly relates to treating, processing or refining the petroleum before it is sold or transporting the petroleum to the point of its sale.
-	Repairs and maintenance of, and insurance costs for, petroleum facilities and pipelines used to process the petroleum or transport it from the wellhead to the point of its sale.
-	Petroleum tenure rents and Petroleum storage costs.
-	Other expenses incurred, or to be incurred, by us in relation to the operation of the site at which the petroleum was produced that is approved by the Minister.

Accounting profits for purpose of calculating royalties are defined as the excess of net sales revenues over the total of allowable deductions. Allowable deductions are the sum of the foregoing expenses incurred in the current year less any capital proceeds received during the year.

The obligation to determine royalties payable may require additional accounting staff and expenses. Presently, we cannot ascertain the extent of these expenses but anticipate additional costs to collect and maintain sufficient records and to calculate the royalties payable on a quarterly and annual basis.

ENVIRONMENTAL REGULATION IN AUSTRALIA

A complex legislative framework governs environmental regulation for petroleum activities in Australia. The administering authority imposes standard codes of environmental compliance. These codes are used to regulate certain petroleum activities like exploration and development. The environmental assessment process for an ATP is based on whether we are able to comply with the relevant code of environmental compliance and operate within the criteria for exploration. The codes were developed to provide a simplified approval process for ATP activities and include such requirements as how to operate projects in compliance with standard environmental conditions, references to best practice environmental management and advisory notes that provide technical guidelines.

The criteria for an ATP activity are whether potential harm to the environment by the proposed work program can be managed through compliance with the standard environmental codes of environmental compliance. We have received the required environmental authority to complete our proposed work program on the four permits.

PRINCIPAL PETROLEUM PROPERTIES

The following is a summary of the interests to be held by the Company. The Company has the right to earn an interest in properties that are located in the onshore Adavale Basin in Queensland Australia and are exploration permits. All of the Company’s interests in the Adavale Basin cover approximately 3.2 million gross acres. The Adavale Basin is a lightly explored area with previous commercial production. The Adavale Basin system is divided structurally into two main regions by the Canaway Ridge. On the eastern side of this structural divide, the basinal system embraces a main depression and a number of isolated synclinal troughs on its southeastern margin which together constitute the Adavale Basin. West of the ridge, it encompasses the Warrabin and the Barrolka Troughs. Together, during the Devonian, these present day structural remnants were part of a considerably larger basin that had developed on the cratonised Thomson Fold Belt of eastern Australia. All of the Company’s properties are located east of the Canaway Ridge. Apart from our interests in the following hydrocarbon exploration properties, we hold only minor office assets for the purpose of operating our business.

The following figure shows the locations of the Company’s permits held at the date of this report:

The following table summarizes the Company’s permits held at the date of this report:

		Right to earn
Property	Location	Working Interest	Gross Acres	Net Acres

ATP 865	Adavale Basin	70%	1.67 million	1.17 million
ATP 866	Adavale Basin	70%	1.5 million	1.05 million

For further detail on each property, please refer above to Item 1.A - “Business Development”. For details of planned work to be done on each property before September 30, 2011 and for the estimated cost thereof see below Item 5.B - “Liquidity and Capital Resources” below.

ITEM 1A.                  RISK FACTORS.

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

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following.

Risks associated with our business

We were incorporated on October 31, 2005 and recently changed our business strategy. We have a limited history of operations making it difficult to evaluate our current value and chance of success. We have not had success in discovering commercial quantities of hydrocarbons and there is no guarantee that our farm in properties contain commercial quantities of hydrocarbons or that we will be able to raise the appropriate funds to develop the properties. Our limited history makes it difficult to evaluate the current value of our shares and our chances of success leading to volatility in the value of your investment.

Oil and gas exploration is very competitive and we will not be able to effectively compete with other companies in procuring services required to complete our plan of operations. We are in competition with other companies with greater financial resources and expertise in bidding for and procuring equipment necessary to explore for, develop and produce hydrocarbons and in obtaining the services of personnel in the exploration for, and development and production of, hydrocarbons. Our inability to compete raises the risk that we will be unable to carry out our plan of operations.

We have limited financial resources and will have to raise additional funds to expand our business. To date we have held preliminary discussions related to potential future funding but there can be no certainty that market conditions will enable us to raise the funds required. Failure to raise additional funds may result in the failure of our business. As of September 30, 2010, we had $976,382 in working capital. Subsequent to the year end we completed a financing of $1,000,000. We estimate that our expenses for completing our farm in obligations will total $2,500,000 over the next 12 months. We have no revenues and will rely principally on the issuance of common shares to raise funds to finance the planned expenditures. There is no assurance that market conditions will enable us to raise funds when required, and any equity financing will likely be dilutive to existing shareholders. Should we fail to raise additional funds, we will be unable to carry out our plan of operations. (See ITEM 1 (b) – Business of the Issuer)

We have the right to acquire 70% interests in two Authority to Prospect (ATP) properties, however, we may be unable to meet the terms and conditions of our agreement. Failure to meet the prescribed terms and conditions may result in the loss or abandonment of the permit resulting in the inability to carry out our plan of operations. In all cases, the terms and conditions of any future potential permit or license granting us, directly or indirectly, the right to explore for and develop hydrocarbons prescribes a work program and the date or dates before which such work program must be satisfied. Varying circumstances, including our financial resources, availability of required equipment, and other matters, may result in the failure to satisfy the terms and conditions of a permit or license and result in the complete loss of the interest in the permit or license.

Based upon our financial position our auditor has expressed substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from operations or to raise additional capital through debt or equity financings to meet our future capital obligations. As of September 30, 2010 we have working capital of $976,382 in-sufficient to finance our plan of operations for the next 12 months. If we do not raise the capital required to carry out our plan of operations, we may be unable to continue as a going concern.

There is no assurance that we will discover hydrocarbons on any of our oil and gas interests. Failure to discover hydrocarbons will make it difficult for us to remain as a going concern. There are no known hydrocarbon reserves on any of our oil and gas interests and there is no assurance that we will discover commercial quantities of hydrocarbons. In addition, even if hydrocarbons are discovered, the costs of development may render any deposit found uneconomic. If we do not find hydrocarbon reserves or are unable to develop reserves, either because we do not have sufficient capital or the costs of extraction are uneconomical, we will have to cease operations and investors who have purchased shares may lose their investment.

Geological conditions are variable and unpredictable and heighten exploration risk. Oil and gas exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing properties. Even if production is commenced from a well, the production will inevitably decline and may be affected or terminated by changes in geological conditions that cannot be foreseen or remedied. A change in geological conditions may render a discovery uneconomic.

The marketing and sale of petroleum products is subject to government regulation that may impair our ability to sell hydrocarbons or limit the prices available. Changes to government regulation or laws in the jurisdictions in which we may be operating might result in a discovery becoming uneconomical leading to financial losses. Even if we make discoveries in commercial quantities, development of a discovery may take a number of years and financial conditions at that time cannot be determined. The availability of products sold, or to be sold, may be restricted or rendered unavailable due to factors beyond our control, such as change in laws in the jurisdictions in which we may be operating, changes in the source of supply in foreign countries and prohibition on use due to testing and licensing requirements.

The price for oil and gas is volatile and determined by factors beyond our control. Failure to accurately forecast prices may result in financial losses. Prices for oil and gas may fluctuate widely from time to time depending on international demand, production and other factors that cannot be foreseen. A decline in price may render a discovery uneconomic resulting in unforeseen losses. If a discovery becomes uneconomical due to declining prices, funds spent to develop the discovery might not be recoverable leading to financial losses.

We are subject to local laws and regulations that are subject to change, including tax and land title claims. Any material change could have an adverse effect on our business and our ability to operate. There is no assurance that governmental regulation will not vary, including regulations relating to prices, royalties, allowable production, environmental matters, import and export of hydrocarbons and protection of water resources and agricultural lands. We will be subject to numerous governmental regulations that relate directly and indirectly to our operations including but not limited to title, production, marketing and sale of hydrocarbons, taxation, and environmental matters. There is no assurance that the laws relating to the ownership of petroleum interests and the operation of our business in the jurisdiction in which we operate will not change in a manner that may materially and adversely affect our business.

We are subject to work program commitments, failure to complete on these commitments may result in exploration permits being surrendered. In all cases, the terms and conditions of the permit or licence granting us, or the party from which we acquired, the right to explore for, and develop, hydrocarbons, prescribe a work program and the date or dates before which such work program must be done. Varying circumstances, including the financial resources available to us, equipment availability, reliance on third party operators of permits and licenses, and other circumstances beyond our control or influence may result in the failure to satisfy the terms and conditions of a permit or license and result in the complete loss of the interest in the permit or license without compensation. Such terms and conditions may be renegotiated with applicable regulatory authorities, but there is no assurance that if a term or condition of a license or permit that is required to be satisfied has not been met, that such term or condition will be successfully renegotiated with the applicable authority.

We may participate in permits or licenses with industry partners with access to greater resources to meet their joint venture capital commitments. If we are unable to meet our commitments, the other joint venture participants may assume some or all of our deficiency and thereby assume a portion of our interest in any production from the joint venture area. Property interests may be subject to joint venture and other like agreements, which can give rise to interpretive disputes with other parties who are financially interested in the property. If a participant in a joint venture, which participant has fewer resources than the Company, is unable to meet its commitments, it may delay or veto exploration or development plans which it cannot afford. This may delay the Company's desired exploration and development program and lead to the Company and other participants assuming all or some of the share of the non-committing entity's interest, and therefore meeting a pro-rata share of its required contributions, as well as receiving a pro-rata share of its revenue.

We presently do not carry liability or title insurance and do not plan to secure any in the future. The lack of insurance makes us vulnerable to excessive potential claims and loss of title. We do not maintain insurance against public liability, environmental risks or title. The possibility exists that title to future prospective properties may be lost due to an omission in the claim of title and any claims against us may result in liabilities we will not be able to afford resulting in the failure of the business and the complete loss of your investment.

Our business will be subject to laws that control the discharge of materials into the environment and we may be liable for damages and the costs of removing hydrocarbon spills for which we are held responsible. The laws relating to the protection of the environment have become more stringent and may expose us to liability for the conduct of, or conditions caused by others or for our actions that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our business.

We will conduct a portion of our business in foreign currencies, the value of which fluctuates against the U.S. currency. An appreciation in any of these foreign currencies against the US dollar may have adverse effects on our business. We hold cash reserves in US dollars and in Canadian Dollars but will start to incur a significant proportion of our expenses in other foreign currencies. An increase in value of any of these foreign currencies versus the US dollar would have a detrimental effect, as expenses incurred would, in turn, increase in US dollars. While certain fluctuation can be expected to continue there can be no assurance that the exchange rate will stabilize at current rates.

We have no history of earnings since our change of business and there is no assurance that if we do, that dividends will be declared. We have no history of earnings in the business of the Company and there is no assurance that our business will be profitable and, even if profitable, there is no assurance the board of directors will declare dividends on common shares.

Broker-dealers may be discouraged from effecting transactions in our shares of Common Stock because they are considered penny stocks and are subject to the penny stock rules. The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements often have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. Our common stock is currently subject to the penny stock rules, and accordingly, investors may find it difficult to sell their shares, if at all.

Employees and Consultants.  We are an exploration stage company and we do not have any employees.

Research and Development.  During the year ended September 30, 2010 we had not yet commenced the current business of the Company. We did not spend any funds on research and development during the year.

Patents, Licenses, Trademarks, Franchises, Concessions, or Royalty Agreements. Subsequent to the year ended September 30, 2010 the Company acquired the right to earn 70% interest in two oil and gas permits (ATP 865, 866) in Queensland, Australia for consideration of funding the drilling of one exploration well and to acquire 100 line km of 2D seismic. If we are successful in discovering commercial quantities of oil or gas, secure sufficient funds to develop the discovery and are granted a petroleum license we will be required to pay a royalty at a rate of 10% of the wellhead value of the petroleum sold less allowable expenses. The wellhead value is the sum that could reasonably be expected to be realized on a commercial basis, or the fair market.

ITEM 1B.                 UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.                    PROPERTIES.

The Company's principal executive operations office is located at 5190 Neil Road Suite 430 Reno NV 89502 and our agent for service office is 5190 Neil Road, Suite 430, Reno, Nevada 89502. We lease-used the property under the following terms: a month to month lease with nominal costs. Other than the foregoing we own no interest in any real property.

ITEM 3.                    LEGAL PROCEEDINGS.

There are no material legal proceedings to which we are subject to or which are anticipated or threatened.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)        Market information

Our shares trade on the OTC Bulletin Board under the symbol "OILY". During the year ended September 30, 2010 we traded under the symbol RPHA. The shares commenced trading on August 3, 2007.

Quarter Ended	High (1)(2)	Low (1)(2)	High (1)(2)	Low (1)(2)
	2008 – 2009		2009 – 2010
December 31	0.75	0.75	1.55	1.60
March 31	1.55	1.60	1.01	0.81
June 30	1.55	1.60	4.5	0.73
September 30	1.55	1.60	0.85	0.85

(1)	OTCBB quotations may reflect interdealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.
(2)	All quotations are from the website located at www.quotemedia.com.

At December 28, 2010, there were 29,023,000 common shares issued and outstanding.

(b)        Holders

At December 28, 2010, there were 75 holders of record.

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

Our securities consist of common stock with a par value of $0.0001 per share. Our authorized capital is 100,000,000 common shares of which 29,023,000 common shares are issued and outstanding as of December 28, 2010. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

Therefore, the holders of a majority of shares voting for the election of directors can elect all the directors then standing for election, if they chose to do so, and in such event the holders of the remaining shares will not be able to elect any directors. Our President currently beneficially owns 35% of the outstanding shares of the company's common stock and is in a position to influence all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

The common shares have no preemptive or conversion rights, and no provisions for redemption, purchase for cancellation, surrender of sinking fund or purchase fund.

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 70,977,000 common stock shares are authorized but unissued as of December 28, 2010. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of Sino American Oil by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Sino American Oil.

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

Use of Proceeds from Registered Securities

On June 11, 2010, our Post Effective Amendment on Form S-1 registration statement (SEC file no. 333-165669) was declared effective by the SEC.  Pursuant to the Post Effective Amendment, we offered a no share minimum, 10,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  On October 1, 2010, we completed our public offering and raised $1,000,000 by selling 10,000,000 shares of common stock at an offering price of $0.10 per share.  Since completing our public offering, we have not used any of the proceeds.

ITEM 6.                    SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a)        Results of Operations

During the fiscal year ending September 30, 2010, we realized no revenue compared to $9,390 for the year ending September 30, 2009. Gross profit for the year was $0 as compared to a profit of $4,511 in 2009. We incurred an operating loss of $98,309 compared to a loss of $69,354 for the year ending September 30, 2009. The major components to expenses faced by the company during the last year were general and administrative of $98,309 (2009 - $74,321), cost of sales of $0 (2009 - $4,879), and foreign exchange gain of $4,693(2009 – loss of $2,161). The foreign exchange gain was caused by the weakening of the dollar vs. the Canadian dollar. The Company has been maintaining a portion of its cash in Canadian dollars.

As of September 30, 2010 the Company had $171,145 (2009 - $239,248) in cash, $856,387 in restricted cash (2009 - $nil), $47 (2009 - $100) in prepaid expenses, $1,477 (2009 - $434) in property and equipment, $787 (2009 - $5,391) in accounts payable and $43,410 (2009 - $43,410) in licensee fee payable. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

Our future growth and success will be dependent on our ability to explore for and discover hydrocarbons in commercial quantities. We do not have sufficient capital to satisfy the potential future exploration expenditures and we will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that we expect to incur. Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in our acquired permits. We have relied principally on the issuance of Common Stock in public placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

As of the date of this report our sole source of revenue is the discovery and sale of commercial quantities of hydrocarbons. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

Liquidity and Capital Resources

Subsequent to our year end we completed a fully registered public placement of 10,000,000 shares at a price of $0.10 per share thereby raising $1,000,000 in cash.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We have sufficient cash to carry out nominal operations during our current fiscal year. However we will require additional cash to complete on our farm-in obligations. To the extent that we may require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

(b)        Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Sino American Oil Company
(A Development Stage Company)
September 30, 2010

K. R. Margetson Ltd.	Chartered Accountant
keith@krmargetson.com

Sechelt office	North Vancouver office
PO Box 45, 5588 Inlet Avenue	331 East 5th Street
Sechelt BC V0N 3A0	North Vancouver BC V7L 1M1
Tel: 604.885.2810	Tel: 604.929.0919
Fax: (toll free both offices) 1.877.874.9583	* denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Sino American Oil Company (formerly Raphael Industries Ltd.):

I have audited the accompanying balance sheets of Sino American Oil Company (formerly Raphael Industries Ltd.) (A Development Stage Company) as of September 30, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2010 and 2009 and for the period from October 31, 2005 (Date of Inception) to September 30, 2010.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.  I did not audit the period from October 31, 2005 to September 30, 2006.  That period was audited by other auditors, whose report, dated February 6, 2007, expressed an unqualified opinion, on those statements.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009 and the results of its operations and its cash flows for years ended September 30, 2010 and 2009 and for the period from October 31, 2005 (Date of Inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

North Vancouver, Canada	“K R. Margetson Ltd.”
January 11, 2011	Chartered Accountant

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30	September 30
	2010	2009
	$	$

ASSETS

Current Assets
Cash	171,145	239,248
Restricted cash (Note 8)	856,387	-
Prepaid expenses	47	100

Total Current Assets	1,027,579	239,348

Property and Equipment (Note 3)	1,477	434

Total Assets	1,029,056	239,782

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	7,787	5,391
Licensee fee payable	43,410	43,410

Total Liabilities	51,197	48,801

Going Concern and Commitments (Note1)
Subsequent Event (Note 8)

Stockholders' Equity

Common stock: 100,000,000 shares authorized, $0.0001 par value
19,023,000 shares issued and outstanding	1,902	1,902
Additional Paid-in Capital	319,248	319,248
Share Subscriptions (Note 8)	856,387	-
Donated Capital (Note 4)	232,800	204,000
Deficit Accumulated During the Development Stage	(432,478)	(334,169)

Total Stockholders' Equity	977,859	190,981

Total Liabilities and Stockholders' Equity	1,029,056	239,782

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

			Accumulated from
			October 31, 2005
	Year ended	Year ended	(Date of Inception)
	September 30	September 30	to September 30
	2010	2009	2010
	$	$	$

Revenue	-	9,390	205,242
Cost of sales	-	4,879	106,710

Gross Profit	-	4,511	98,532

Operating Expenses
Foreign currency loss	(4,693)	2,161	23,743
General and administrative	103,002	72,160	445,560
Option expense	-	-	60,000

Total Operating Expenses	98,309	74,321	5329,203

Net income (loss) before taxes	(98,309)	(67,647)	(430,771)

Income tax expense	-	1,707	1,707

Net income (loss)	(98,309)	(69,354)	(432,478)

Loss per share - Basic and diluted	(0.01)	(0.00)

Weighted Average Shares Outstanding	19,023,000	19,023,000

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

			Accumulated from
			October 31, 2005
	Year ended	Year ended	(Date of Inception)
	September 30,	September 30,	to September 30
	2010	2009	2010
	$	$	$
Operating Activities

Net Income (loss)	(98,309)	(69,354)	(432,478)
Adjustments to reconcile net loss of cash
Depreciation	1,033	8,160	25,068
Donated services	28,800	36,000	232,800
Option lapse	-	-	50,000
Change in operating assets and liabilities
Accounts receivable	-	16,920	-
Prepaid expenses	53	(75)	(47)
Accounts payable and accrued liabilities	2,396	(1,635)	7,787
License fee payable	-	7,643	43,410

Net Cash (Used In) Operating Activities	(66,027)	(2,341)	(73,460)

Investing Activities

Deposit on database list option	-	-	(50,000)
Website development	-	-	(22,000)
Purchase of equipment	(2,076)	-	(4,545)

Net Cash Flows (Used In) Investing Activities	(2,076)	-	(76,545)

Financing Activities

Share subscriptions received	856,387		856,387
Proceeds from issuance of common stock	-	-	321,150

Net Cash Flows Provided By Financing Activities	856,387	-	1,177.537

Increase (Decrease) in Total Cash	(788,284)	(2,341)	1,037,532

Less Restricted Cash	(856,387)		(856,387)

Increase (Decrease) in Unrestricted Cash	(68,103)		(171,145)

Cash - Beginning of Period	239,248	241,589	-

Cash - End of Period	171,145	239,248	171,145

Supplemental Disclosure
Interest paid	264	16	304
Income taxes paid	-	1,707	1,707
Foreign exchange loss (gain)	(4,693)	21,161	23,743

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Statements of Stockholders’ Equity
For the Period from October 31, 2005 (Date of Inception) to September 30, 2010
(Expressed in US dollars)

			Additional	Share			Total
	Common Stock		Paid-in	Subs.	Donated		Stockholders'
	Shares	Amount	Capital	Received	Capital	Deficit	Equity
	#	$	$	$	$	$	$

Balance on October 31, 2005
(Date of inception)	-	-	-	-	-	-	-
October 31, 2005 – issue of
common stock for cash at $1.00 per share	1	1	-				1
November 28, 2005 – cancellation
of common stock	(1)	(1)	-	-	-	-	(1)
November 28, 2005 - issue of
Common stock for cash at $0.01 per share	1,000,000	100	4,900	-	-	-	5,000
April 30, 2006 - issue of common
Stock for cash at $0.01 per share	13,000,000	1,300	63,700	-	-	-	65,000
Donated services	-	-	-	-	52,800	-	52,800
Net loss and comprehensive loss	-	-	-	-	-	(22,650)	(22,650)

Balance - September 30, 2006	14,000,000	1,400	68,600	-	52,800	(22,650)	100,150

April 30, 2007 - issue of common
Stock for cash at $0.10 per share	5,023,000	502	250,648	-	-	-	251,150
Donated services	-	-	-	-	57,600	-	57,600
Net loss and comprehensive loss	-	-	-	-	-	(148,789)	(148,789)

Balance - September 30, 2007	19,023,00	1,902	319,248	-	110,400	(171,439)	260,111

Donated services	-	-	-	-	57,600	-	57,600
Net loss and comprehensive loss	-	-		-	-	(93,376)	(93,376)

Balance - September 30, 2008	19,023,000	1,902	319,248	-	168,000	(264,815)	224,335

Donated services	-	-	-	-	36,000	-	36,000
Net loss and comprehensive loss	-	-	-	-	-	(69,354)	(69,354)

Balance - September 30, 2009	19,023,000	1,902	319,248	-	204,000	(334,169)	190,981

Share subscriptions received				856,387			856,387
Donated services	-	-	-	-	28,800	-	28,800
Net loss and comprehensive loss	-	-	-		-	(98,309)	(98,309)

Balance – September 30, 2010	19,023,000	1,902	319,248	856,387	232,800	(432,478)	977,859

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in US dollars)

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Sino American Energy Company (“the Company”) was incorporated as Raphael Industries Ltd. on October 31, 2005 under the laws of the State of Nevada. At the balance sheet date its principal business was to market database for commercial use in newsletters, direct mail, and internet marketing promotions. Subsequent to the year end, on November 11, 2010 the company changed its name to Sino American Oil Company in anticipation of the company’s new business direction which is exploration for oil and gas.

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has no operating history in its anticipated business direction, has not generated revenues from such operations, and may require additional capital requirements. As at September 30, 2010, the Company has an accumulated deficit of $432,478. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan is to continue raising additional funds through future equity or debt financings, as needed, until it can generate sufficient revenues to maintain sustainable profitable operations. On June 3, 2010 the Company filed an amended S-1 Registration Statement with the United States Securities and Exchange Commission and raised $1,000,000. The placement closed subsequent to these financial statements (see note 8 – Subsequent Events). The Company has sufficient capital to maintain operations for the next 12 months.

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

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Comprehensive Loss

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 “Comprehensive Income” which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(e) Development Stage Company

The Company follows FASB ASC 205-915 “Development Stage Entities” as it devotes substantially all its present efforts to establish its business and its planned principal operations have not yet commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

(f) Basic and Diluted Earnings Per Share

The Company computes earnings per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the period ended September 30, 2010, there were no dilutive securities outstanding and therefore diluted earnings per share is not presented.

(g) Financial Instruments and Concentrations

The fair value of financial instruments, which include cash, accounts receivable, accounts payable and accrued liabilities, licensee fee payable, and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company has some exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.  The Company has cash balances in Canadian and US dollars.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  In 2010, approximately $97,000 was protected by insurance (2009 - $95,000).

(h) Foreign Currency Translation

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

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(j) Long-Lived Assets

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

(k) Advertising

The Company expenses advertising costs as incurred.  There have been no advertising expenses incurred by the Company since inception

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

(m) Revenue Recognition

The Company recognizes revenue from the licensing of databases in accordance with FASB ASC 650-45 “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of licensing fees and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists such as a contract or a written request from the customer, the product has been transferred, and collectibility is reasonably assured. An order from a customer will include the quantity requested and the price paid by a customer. Revenues are recognized when the Company has delivered the ordered names to a customer. A customer has the authority to use the list immediately upon receipt from the Company. To reasonably assure collectibility, the Company requests pre-payments on orders from customers without an established credit history. Otherwise, the Company awards credit under terms standard in the industry and regularly review accounts receivable for any bad debts. At the completion of the transfer of names to a customer the Company has fulfilled all obligations to that customer. As of September 30, 2010, $nil (2009 - $5,872) was written off as unrecoverable revenue.

(n) Income Taxes

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

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in US dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Stock-based Compensation

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

(p) Fair Value Measurements

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

(q) Derivative Instruments

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

(r) Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.   Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in US dollars)

NOTE 3 – PROPERTY AND EQUIPMENT

September 30, 2010
		Accumulated	Net Carrying
	Cost	amortization	Value
	$	$	$

Computer hardware	4,545	3,068	1,477

September 30, 2009
		Accumulated	Net Carrying
	Cost	amortization	Value
	$	$	$

Computer hardware	2,469	2,035	434

NOTE 4 – WEBSITE DEVELOPMENT

September 30, 2010 and 2009
		Accumulated	Net Carrying
	Cost	amortization	Value
	$	$	$

Website development	22,000	22,000	0

In September 2006, the Company entered into an agreement with a marketing company to develop a website and corporate identity for the Company for $30,000, of which $22,000 was capitalized in accordance with FASB ASC 350-50, “Accounting for Web Site Development Costs”.  In 2009, the amortization was completed with a charge of $7,480.

NOTE 5 - COMMON STOCK

On November 28, 2005, the Company issued 1,000,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $5,000.

On October 31, 2005, the Company issued 1 share of common stock to the President of the Company at $1.00 per share for cash proceeds of $1. The share of common stock was cancelled on November 28, 2005.

On April 30, 2006, the Company issued 13,000,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $65,000.

On April 30, 2007, the Company issued 5,023,000 shares of common stock pursuant to the Company’s SB-2 registration statement at $0.10 per share for cash proceeds of $251,150.

On March 8, 2010, the Company completed a 2-1 stock split. These financial statements give retroactive application to this event.

As at September 30, 2010, there were no shares subject to options, warrants or other agreements.

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in US dollars)

NOTE 6 – RELATED PARTY TRANSACTIONS

Consulting fees of $28,800 ($36,000 in 2009) were recorded as donated services by the President and the former President of the Company for consulting services provided to the Company during the year ended September 30, 2010.  These fees are included in general and administrative, and recorded as donated capital.

NOTE 7 - INCOME TAXES

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

Balance September 30	2010	2009
	$	$

	15% - 34%	30%
Net loss before income taxes	(98,309)	(70,560)

Income tax recovery at statutory rates	22,611	21,468
Permanent differences	(6,624)	(10,800)
Temporary differences	(136)	(1,081)
Income tax rate change	(7,698)	(1,818)
Valuation allowance	(8,153)	(7,769)

Net income tax benefit	$-	$-

The net deferred tax asset is comprised of the following:

Balance September 30	2010	2009
	$	$

Net operating loss carry forward of $190,621
($118,965 in 2009)	43,843	35,690
Valuation allowance	(43,843)	(35,690)

Net deferred asset	$-	$-

Under normal circumstances the ability to apply the tax loss will expire between 2027 and 2030.

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in US dollars)

NOTE 8 – SUBEQUENT EVENTS

As at the year end, the Company had received $856,387 in cash for share subscriptions under a public offering.  The Company had the option to accept or reject subscriptions and as it had not accepted the subscriptions as at the year end, the cash received as of that date was classified as restricted.  Subsequent to the year end, the subscriptions were accepted and shares were issued.  Total proceeds were $1,000,000 and 10,000,000 shares were issued.

On November 11, 2010 the Company changed its name from Raphael Industries Ltd. to Sino American Oil Company.  This was accomplished by creating a wholly owned subsidiary corporation by the name of Sino American Oil Company, a Nevada corporation, and merging it into Raphael Industries Ltd. Raphael Industries Ltd. was the surviving entity.  As part of the merger, the Company changed its name from Raphael Industries Ltd. to Sino American Oil Company.  By changing the corporate name in this manner the Company was not required to obtain shareholder approval to change the name.  The new name is intended to reflect the Company’s anticipated new business direction which is exploration for oil and gas.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9A.                  CONTROLS AND PROCEDURES.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.                  OTHER INFORMATION.

None.

PART III

ITEM 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Name	Age	Position
Ron Hughes	49	President, CEO

Term of Office

Mr. Hughes has been a director of the company since on February 11, 2010 and he was appointed for a term of one year.

Work experience of officers and directors

Ron Hughes

For the last five years Mr. Hughes has been President, CEO & Director of TransAmerican Energy Inc., a TSX-Venture Exchange listed Company. While with TransAmerican, Mr. Hughes was responsible for the acquisition of the company’s initial producing oil and gas assets and for the year ended April 30, 2009 the company realized revenues of Canadian Dollar 932,000. Mr. Hughes also sits on the Boards of VisionQuest Energy Group, and Precision Enterprises Inc., both publicly traded companies in Canada. Mr. Hughes has 20 years of experience in early stage Business Development and he will be responsible for assessing and evaluating new business opportunities for Sino American Oil Company. Mr. Hughes studied Resource Economics & Management from the University of Alberta.

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended September 30, 2010 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

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

ITEM 11.                  EXECUTIVE COMPENSATION.

We do not currently have employment agreements with our executive officer, but expect to sign an employment agreement with him in the next approximately twelve (12) months. To date no officer or director has drawn any salary and neither Mr. Hughes nor any other person will be compensated in the future for past services. We do not currently have a stock option plan.

Summary Compensation Table
							Non-qualified
						Non-equity	deferred
				Stock	Option	incentive plan	compensation	All other
Name and principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ron Hughes	2010	0	0	0	0	0	0	0	0
President, CEO,	2009	0	0	0	0	0	0	0	0
CFO & Director	2008	0	0	0	0	0	0	0	0

Arne Raabe	2010	0	0	0	0	0	0	0	0
Former, President,	2009	0	0	0	0	0	0	0	0
CEO, CFO and	2008	0	0	0	0	0	0	0	0
Director (resigned)

Option/SAR Grants

There were no option/SAR Grants during the 2009 or 2010 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2009 or 2010 fiscal years and there are no stock options outstanding at September 30, 2010 or at the date of this report.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of directors

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

					Non-qualified
				Non-equity	deferred
	Fees earned or	Stock	Option	incentive plan	compensation	All other
	paid in cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Ron Hughes	0	0	0	0	0	0	0

Arne Raabe (resigned)	0	0	0	0	0	0	0

Craig Wacaser (resigned)	0	0	0	0	0	0	0

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)        Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of December 28, 2010, we had an authorized share capital of 100,000,000 common shares with a par value of $0.0001 per share of which 29,023,000 shares are issued and outstanding.

The following table sets forth, as of December 28, 2010, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

(1)	(2)	(3)	(4)
	Name and	Amount and
Title of Class	Address of Beneficial Owner	Nature of Beneficial Owner	Percent of Class
Common	Ron Hughes*	10,200,000	35%
Common	All Officers and Directors as a Group	10,200,000	35%
	(one person)

*           Shares owned by RH Management.

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

(b)        Changes in Control of the Registrant

To the knowledge of management there are no present arrangements or pledges of our securities that may result in a change of control of our Company.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Transactions with Promoter

In addition to his position in our management, Mr. Hughes is also our only promoter.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the fiscal years ended September 30, 2010 and 2009, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB/Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $9,960 and $7,219, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2009 and 2010.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended September 30, 2009 and 2010 were $0.

PART IV

ITEM 15.                   EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	SB-2	6/26/06	3.1
3.2	By-Laws.	SB-2	6/26/06	3.2
4.1	Specimen Stock Certificate.	SB-2	6/26/06	4.1
10.1	License agreement with Free Enterprise Press.	SB-2	6/26/06	10.1
10.2	License agreement with Global Commodity Press.	SB-2	6/26/06	10.2
10.3	Agreement with Kroll Direct Marketing.	SB-2	6/26/06	10.3
10.4	Agreement with Infomat Inc.	SB-2	6/26/06	10.4
10.5	Agreement with Marketing Software Company.	SB-2	6/26/06	10.5
10.6	Agreement with List Fusion.	SB-2	6/26/06	10.6
99.1	Subscription Agreement.	POS AM	6/03/10	99.1

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of January, 2011.

SINO AMERICAN OIL COMPANY
(the "Registrant")

By:	RONALD HUGHES
Name:	Ronald Hughes
Title:	Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

RONALD HUGHES	President, Principal Accounting Officer,	January 12, 2011
Ronald Hughes	Principal Executive Officer, Principal Financial
Officer, Secretary, Treasurer and sole member of
the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	SB-2	6/26/06	3.1
3.2	By-Laws.	SB-2	6/26/06	3.2
4.1	Specimen Stock Certificate.	SB-2	6/26/06	4.1
10.1	License agreement with Free Enterprise Press.	SB-2	6/26/06	10.1
10.2	License agreement with Global Commodity Press.	SB-2	6/26/06	10.2
10.3	Agreement with Kroll Direct Marketing.	SB-2	6/26/06	10.3
10.4	Agreement with Infomat Inc.	SB-2	6/26/06	10.4
10.5	Agreement with Marketing Software Company.	SB-2	6/26/06	10.5
10.6	Agreement with List Fusion.	SB-2	6/26/06	10.6
99.1	Subscription Agreement.	POS AM	6/03/10	99.1