Form 10-Q
period 2010-12-31
Sino American Oil Co
filed 2011-02-14
CIK 1367408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52304

SINO AMERICAN OIL COMPANY
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

5190 Neil Road, Suite 430
Reno, NV   89502
(Address of principal executive offices, including zip code.)

(866) 261-8853
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   29,023,000  as of February 14, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Sino American Oil Company (formerly Raphael Industries Ltd.)
 (A Development Stage Company)
Balance Sheets
 (Unaudited)

	December 31	September 30
	2010	2010
	$	$

ASSETS

Current Assets
Cash	1,163,760	171,145
Restricted cash	-	856,387
Prepaid expenses	-	47

Total Current Assets	1,163,760	1,027,579

Property and Equipment (Note 3)	5,526	1,477

Total Assets	1,169,286	1,029,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	18,725	7,787
Licensee fee payable	43,410	43,410

Total Liabilities	62,135	51,197

Going Concern and Commitments (Notes 1)

Stockholders' Equity

Common stock: 100,000,000 shares authorized, $0.0001 par value
29,023,000 (19,023,000 in September, 2010) shares issued and outstanding	2,902	1,902

Additional Paid-in Capital	1,318,248	319,248
Share Subscriptions	-	856,387
Donated Capital (Note 4)	240,000	232,800
Deficit Accumulated During the Development Stage	(453,999)	(432,478)

Total Stockholders' Equity	1,107,151	977,859

Total Liabilities and Stockholders' Equity	1,169,286	1,029,056

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
 (A Development Stage Company)
Statements of Operations
 (Unaudited)

			Accumulated from
			October 31, 2005
	Three months ended	Three months ended	(Date of Inception)
	December 31	December 31	to December 31
	2010	2009	2010
	$	$	$

Revenue	-	-	205,242
Cost of sales	-	-	106,710

Gross Profit	-	-	98,532

Operating Expenses

Foreign currency loss (gain)	(9,715)	(3,393)	14,028
General and administrative	31,236	24,162	476,796
Option expense	-	-	60,000

Total Operating Expenses	21,521	20,769	550,824

Net income (loss) before taxes	(21,521)	(20,769)	(452,292)

Income tax expense (benefit)	-	-	1,707

Net income (loss)	(21,521)	(20,769)	(453,999)

Loss per share - Basic and diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	28,914,304	19,023,000

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
 (A Development Stage Company)
Statements of Cash Flows
 (Unaudited)

			Accumulated from
	Three months	Three months	October 31, 2005
	ended	ended	(Date of Inception)
	December 31	December 31	to December 31
	2010	2009	2010
	$	$	$

Operating Activities

Net Income (loss)	(21,521)	(20,769)	(453,999)

Adjustments to reconcile net loss of cash
Depreciation	266	212	25,334
Donated services	7,200	7,200	240,000
Option lapse	-	-	50,000

Change in operating assets and liabilities
Accounts receivable	-	-	-
Prepaid expenses	47	100	-
Accounts payable and accrued liabilities	10,938	6,876	18,725
License fee payable	-	-	43,410

Net Cash (Used In) Operating Activities	(3,070)	(6,381)	(76,530)

Investing Activities

Deposit on database list option	-	-	(50,000)
Website development	-	-	(22,000)
Purchase of equipment	(4,315)	(2,076)	(8,860)

Net Cash Flows (Used In) Investing Activities	(4,315)	(2,076)	(80,860)

Financing Activities

Share subscriptions received	(856,387)	-	-
Proceeds from issuance of common stock	1,000,000	-	1,321,150

Net Cash Flows Provided By Financing Activities	143,613	-	1,321,150

Increase (Decrease) in Total Cash	136,228	(8,457)	1,163,760

Restricted cash released	856,387	-	-

Cash - Beginning of Period	171,145	239,248	-

Cash - End of Period	1,163,760	230,791	1,163,760

Supplemental Disclosure
Interest paid	29	-	333
Income taxes paid	-	-	1,707
Foreign exchange loss (gain)	(9,715)	(3,393)	14,028

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
 (A Development Stage Company)
Statements of Stockholders’ Equity
For the Period from October 31, 2005 (Date of Inception) to December 31, 2010
 (Unaudited)

			Additional	Share			Total
	Common Stock		Paid-in	Subs	Donated		Stockholders'
	Shares	Amount	Capital	Received	Capital	Deficit	Equity
	#	$	$	$	$	$	$

Balance on October 31, 2005	-	-	-	-	-	-	-

October 31, 2005 - issue of common stock for
cash at $1.00 per share	1	1	-	-	-	-	1

November 28, 2005 - cancellation of common
Stock	(1)	(1)	-	-	-	-	(1)

November 28, 2005 - issue of common stock
for cash at $0.01 per share	1,000,000	100	4,900	-	-	-	5,000

April 30, 2006 - issue of common stock
for cash at $0.01 per share	13,000,000	1,300	63,700	-	-	-	65,000

Donated services	-	-	-	-	52,800	-	52,800

Net loss and comprehensive loss	-	-		-		(22,650)	(22,650)

Balance - September 30, 2006	14,000,000	1,400	68,600	-	52,800	(22,650)	100,150

April 30, 2007 - issue of common stock
for cash at $0.10 per share	5,023,000	502	250,648	-	-	-	251,150

Donated services	-	-	-	-	57,600	-	57,600

Net loss and comprehensive loss	-	-	-	-	-	(148,789)	(148,789)

Balance - September 30, 2007	19,023,000	1,902	319,248	-	110,400	(171,439)	260,111

Donated services	-	-	-	-	57,600	-	57,600

Net loss and comprehensive loss	-	-	-	-	-	(93,376)	(93,376)

Balance - September 30, 2008	19,023,000	1,902	319,248	-	168,000	(264,815)	224,335

Donated services	-	-	-	-	36,000	-	36,000

Net loss and comprehensive loss	-	-	-	-	-	(69,354)	(69,354)

Balance - September 30, 2009	19,023,000	1,902	319,248	-	204,000	(334,169)	190,981

Share subscriptions received				856,387			856,387

Donated services	-	-	-	-	28,800	-	28,800

Net loss and comprehensive loss	-	-	-	-	-	(98,309)	(98,309)

Balance - September 30, 2010	19,023,000	1,902	319,248	856,387	232,800	(432,478)	977,859

October 1, 2010 - issue of common stock
for cash at $0.10 per share	10,000,000	1,000	999,000	(856,387)	-	-	143,613

Donated services	-	-	-	-	7,200	-	7,200

Net loss and comprehensive loss	-	-	-	-	-	(21,521)	(21,521)

Balance - December 31, 2010	29,023,000	2,902	1,318,248	-	240,000	(453,999)	1,107,151

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2010
 (Unaudited)

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

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has no operating history in its anticipated business direction, has not generated revenues from such operations, and may require additional capital requirements. As at December 31, 2010, the Company has an accumulated deficit of $453,999. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan is to continue raising additional funds through future equity or debt financings, as needed, until it can generate sufficient revenues to maintain sustainable profitable operations. On June 3, 2010 the Company filed an S-1 registration statement to register 10,000,000 shares for sale at $0.10 per share. The registration statement was declared effective by the Securities and Exchange Commission on June 11, 2010 and raised $1,000,000. The Company has sufficient capital to maintain operations for the next 12 months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is September 30.

(b) Interim Financial Statements

The interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods shown.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2010 annual financial statements

The results of operations for such periods are not necessary indicative of the results expected for a full year or for any future period.

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

NOTE 3 – PROPERTY AND EQUIPMENT

			December 31,	September 30,
			2010	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	8,860	3,334	5,526	1,477

Sino American Oil Company (formerly Raphael Industries Ltd.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2010
 (Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Consulting fees of $7,200 ($7,200 in 2009) were recorded as donated services by the President of the Company for consulting services provided to the Company during the three month period ended December 31, 2010. These fees are included in general and administrative, and recorded as donated capital.

NOTE 5 – COMMON STOCK

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

On October 1, 2010 the company completed a fully registered offering for 10,000,000 shares at $0.10 per share for cash proceeds of $1,000,000.

There are no options or warrants outstanding as at December 31, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the quarterly report on Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

(a)        Results of Operations

During the fiscal quarter ending December 31, 2010, we realized no revenue compared to $0 for the quarter ending December, 2009. Gross profit for the quarter was $0 as compared to a profit of $0 in 2009. We incurred an operating loss of $21,521 compared to a loss of $20,769 to the quarter ending December 31, 2009. The major components to expenses faced by the company during the last quarter were general and administrative of $31,236 (2009 - $24,162), cost of sales of $0 (2009 - $0), and foreign exchange gain of $9,715(2009 – gain of $3,393). The foreign exchange gain was caused by the weakening of the dollar vs. the Canadian dollar. The Company has been maintaining a portion of its cash in Canadian dollars.

As of December 31, 2010 the Company had $1,163,760 (September 30, 2010 - $171,145) in unrestricted cash (September 2010 - $856,387 in restricted cash), $0 (September 30, 2010 - $47) in prepaid expenses, $5,526 (September 30, 2010 - $1,477) in property and equipment, $18,725 (September 30, 2010 - $7,787) in accounts payable and $43,410 (September 30, 2010 - $43,410) in licensee fee payable. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

Liquidity and Capital Resources

During the quarter we completed a fully registered public placement of 10,000,000 shares at a price of $0.10 per share thereby raising $1,000,000 in cash.

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

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

(b)        Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	SB-2	6/26/06	3.1

3.2	By-Laws.	SB-2	6/26/06	3.2

4.1	Specimen Stock Certificate.	SB-2	6/26/06	4.1

10.1	License agreement with Free Enterprise Press.	SB-2	6/26/06	10.1

10.2	License agreement with Global Commodity Press.	SB-2	6/26/06	10.2

10.3	Agreement with Kroll Direct Marketing.	SB-2	6/26/06	10.3

10.4	Agreement with Infomat Inc.	SB-2	6/26/06	10.4

10.5	Agreement with Marketing Software Company.	SB-2	6/26/06	10.5

10.6	Agreement with List Fusion.	SB-2	6/26/06	10.6

31.1	Certification of Principal Executive Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	POS AM	6/03/10	99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of February, 2011.

SINO AMERICAN OIL COMPANY
(the "Registrant")

BY:	RONALD HUGHES
Ronald Hughes
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	SB-2	6/26/06	3.1

3.2	By-Laws.	SB-2	6/26/06	3.2

4.1	Specimen Stock Certificate.	SB-2	6/26/06	4.1

10.1	License agreement with Free Enterprise Press.	SB-2	6/26/06	10.1

10.2	License agreement with Global Commodity Press.	SB-2	6/26/06	10.2

10.3	Agreement with Kroll Direct Marketing.	SB-2	6/26/06	10.3

10.4	Agreement with Infomat Inc.	SB-2	6/26/06	10.4

10.5	Agreement with Marketing Software Company.	SB-2	6/26/06	10.5

10.6	Agreement with List Fusion.	SB-2	6/26/06	10.6

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	POS AM	6/03/10	99.1