Form 10-Q
period 2011-03-31
Sino American Oil Co
filed 2011-05-16
CIK 1367408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52304

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   29,023,000  as of May 16, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(Unaudited)

	March 31,	September 30,
	2011	2010
	$	$
ASSETS

Current Assets
Cash	1,163,498	171,145
Restricted cash	-	856,387
Prepaid expenses	-	47

Total Current Assets	1,163,498	1,027,579

Property and Equipment (Note 3)	5,047	1,477

Website Development (Note 4)	2,390	-

Total Assets	1,170,935	1,2029,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	14,909	7,787
Licensee fee payable	43,410	43,410

Total Liabilities	58,319	51,197

Going Concern (Note 1)
Commitments (Note 7)

Stockholders' Equity

Common stock: 100,000,000 shares authorized, $0.0001 par value
43,534,500 (19,023,000 shares in September 30, 2010) issued and
outstanding (Note 5)	4,353	1,902
Additional Paid-in Capital	1,318,248	319,248
Share Subscriptions	-	856,387
Donated Capital (Note 4)	247,200	232,800
Deficit Accumulated During the Development Stage	(457,185)	(432,478)

Total Stockholders' Equity	1,112,616	977,859

Total Liabilities and Stockholders’ Equity	1,170,935	1,029,056

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
 (A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

					Accumulated from
	Three months	Three months	Six months	Six months	October 31, 2005
	ended	ended	ended	ended	(Date of Inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	-	-	-	-	205,242
Cost of sales	-	-	-	-	106,710

Gross Profit	-	-	-	-	98,532

Operating Expenses

Foreign currency (gain) loss	(23,290)	(4,548)	(33,005)	(7,941)	(9,262)
General and administrative	25,025	33,255	56,261	57,417	501,821
Option expense	-	-	-	-	60,000

Total Operating Expenses	1,735	28,707	23,256	49,476	552,559

Net income (loss) before taxes	(1,735)	(28,707)	(23,256)	(49,476)	(454,027)

Income tax expense	-	-	-	-	1,707

Net income (loss)	(1,735)	(28,707)	(23,256)	(67,646)	(455,734)

Loss per share – Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	33,860,167	19,023,000	31,305,115	19,023,000

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			Accumulated from
	Six months	Six months	October 31, 2005
	ended	ended	(Date of Inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011
	$	$	$

Operating Activities
Net income (loss)	(23,256)	(49,476)	(455,734)

Adjustments to reconcile net loss of cash
Depreciation	745	492	25,813
Donated services	14,400	14400	247,200
Option lapse	-	-	50,000

Change in operating assets and liabilities
Prepaid expenses	47	(41)	-
Accounts payable and accrued liabilities	7,122	8142)	14,909
License fee payable	-	-	43,410

Net Cash (Used In) Operating Activities	(942)	(16,700)	(74,402)

Investing Activities
Deposit on database list option	-	-	(50,000)
Website development	(2,390)	-	(24,390)
Purchase of equipment	(4,315)	(2,075)	(8,860)

Net Cash Flows (Used in) Investing Activities	(6,705)	(2,075)	(83,250)

Financing Activities
Share subscriptions received	(856,387)	-	-
Proceeds from issuance of common stock	1,000,000	-	1,321,150

Net Cash Flows Provided by Financing Activities	143,613	-	1,321,150

Increase (Decrease) in Cash	135,966	(28,558)	1,163,498

Restricted cash released	856,387	-	-

Cash – Beginning of Period	171,145	239,248	-

Cash – End of Period	1,163,498	210,690	1,163,498

Supplemental Disclosure
Interest paid	-	-	56
Foreign exchange (gain) loss	(33,005)	(7,941)	(9,262)

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Statements of Stockholders’ Equity
For the Period from October 31, 2005 (Date of Inception) to March 31, 2011
(Expressed in US dollars)
(Unaudited)

			Additional	Share			Total
	Common Stock		Paid-in	Subs			Stockholder’s
	Shares	Amount	Capital	Received	Capital	Deficit	Equity
	#	$	$	$	$	$	$

Balance on October 31, 2005 (Date of Inception)	-	-	-		-	-	-

October 31, 2005 - issue of common stock for
cash at $1.00 per share	1	1	-		-	-	1
November 28, 2005 - cancellation of common
Stock	(1)	(1)	-		-	-	(1)
November 28, 2005 - issue of common stock
for cash at $0.01 per share	1,000,000	100	4,900		-	-	5,000
April 30, 2006 - issue of common stock
for cash at $0.01 per share	13,000,000	1,300	63,700		-	-	65,000
Donated services	-	-	-		52,800	-	52,800
Net loss and comprehensive loss	-	-			-	(22,650)	(22,650)

Balance - September 30, 2006	14,000,000	1,400	68,600		52,800	(22,650)	100,150

April 30, 2007 - issue of common stock
for cash at $0.10 per share	5,023,000	502	250,648		-	-	251,150
Donated services	-	-	-		57,600	-	57,600
Net loss and comprehensive loss	-	-			-	(148,789)	(148,789)

Balance - September 30, 2007	19,023,000	1,902	319,248		110,400	(171,439)	260,111

Donated Services	-	-	-		57,600	-	57,600
Net loss and comprehensive loss	-	-			-	(93,376)	(93,376)

Balance – September 30, 2008	19,023,000	1,902	319,248		168,000	(264,815)	224,335

Donated Services	-	-	-		36,000	-	36,000
Net loss and comprehensive loss	-	-			-	(69,354)	(69,354)

Balance – September 30, 2009	19,023,000	1,902	319,248		204,000	(334,169)	190,981

Donated Services	-	-	-		28,800	-	28,800
Net loss and comprehensive loss	-	-	-		-	(49,476)	(49,476)

Balance – September 30, 2010	19,023,000	1,902	319,248	856,387	232,800	(432,478)	977,859

October 1, 2010 – issue of common stock
for cash at $0.10 per share	10,000,000	1,000	999,000	(856,387)	-	-	143,613
Donated Services	-	-	-	-	14,400	-	14,400
Stock Dividend – March 1, 2011	14,511,500	1,451	-	-	-	(1,451)	-
Net loss and comprehensive loss	-	-	-	-	-	(23,256)	(23,256)

Balance – March 31, 2011	43,534,500	4,353	1318,248	-	247,200	(457,185)	1,112,616

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
 (A Development Stage Company)
Notes to the Financial Statements
For the Period from October 31, 2005 (Date of Inception) to March 31, 2011
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

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, and may require additional capital requirements. As at March 31, 2011, the Company has an accumulated deficit of $455,734. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sino American Oil Company (formerly Raphael Industries Ltd.)
 (A Development Stage Company)
Notes to the Financial Statements
For the Period from October 31, 2005 (Date of Inception) to March 31, 2011
(Expressed in US dollars)
(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

			March 31,	September 30,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	8,860	3,813	5,047	1,477

NOTE 4 – WEBSITE DEVELOPMENT

			March 31,	September 30,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Website Development	24,390	22,000	2,390	-

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

On March 1, 2011, the Company issued a stock dividend to shareholders of record February 10, 2011 on a 1.5:1 basis.  The increase in shares did not affect the stock price and as a result, only the par value of the shares issued was recorded as an increase to common stock and an increase to deficit accumulated during the development stage.

As at March 31, 2011, there were no shares subject to options, warrants or other agreements.

Sino American Oil Company (formerly Raphael Industries Ltd.)
 (A Development Stage Company)
Notes to the Financial Statements
For the Period from October 31, 2005 (Date of Inception) to March 31, 2011
(Expressed in US dollars)
(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

Consulting fees of $14,400 ($14,400 in 2010) were recorded as donated services by the President of the Company for consulting services provided to the Company during the six month period ended March 31, 2011.  These fees are included in general and administrative, and recorded as donated capital.

NOTE 7 – COMMITMENTS

On March 14, 2011, the Company completed an Option Agreement with Sentry Petroleum (Australia) Pty. Ltd. The option is an exclusive right to earn an undivided 70% interest in Sentry Petroleum (Australia) Pt. Ltd. ATP 865 & ATP 866 in Queensland. To earn its interest, Sino American must pay 100% of the cost to drill and complete one well and provide funding up to USD$1,000,000 for additional geological, geophysical, and engineering work.  The agreement requires an initial payment of $25,000, which has yet to be made.

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

(a)        Results of Operations

During the fiscal quarter ending March 31, 2011, we realized no revenue compared to $0 for the quarter ending March 31, 2010. Gross profit for the quarter was $0 as compared to a profit of $0 in 2010. We incurred an operating loss of $1,735 compared to a loss of $28,707 to the quarter ending March 31, 2010. The major components to expenses faced by the company during the last quarter were general and administrative of $25,025 (2010 - $33,255), cost of sales of $0 (2010 - $0), and foreign exchange gain of $23,290 (2010 – gain of $4,548). The foreign exchange gain was caused by the weakening of the dollar vs. the Canadian dollar. The Company has been maintaining a portion of its cash in Canadian dollars.

As of March 31, 2011 the Company had $1,163,498 (December 31, 2010 - $1,163,760) in unrestricted cash. $0 (December 31, 2010 - $0) in prepaid expenses, $5,047 (December 31, 2010 - $5,526) in property and equipment, $14,909 (December 31, 2010 - $18,725) in accounts payable and $43,410 (December 31, 2010 - $43,410) in licensee fee payable. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	SB-2	6/26/06	3.1

3.2	By-Laws.	SB-2	6/26/06	3.2

4.1	Specimen Stock Certificate.	SB-2	6/26/06	4.1

10.1	License agreement with Free Enterprise Press.	SB-2	6/26/06	10.1

10.2	License agreement with Global Commodity Press.	SB-2	6/26/06	10.2

10.3	Agreement with Kroll Direct Marketing.	SB-2	6/26/06	10.3

10.4	Agreement with Infomat Inc.	SB-2	6/26/06	10.4

10.5	Agreement with Marketing Software Company.	SB-2	6/26/06	10.5

10.6	Agreement with List Fusion.	SB-2	6/26/06	10.6

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	POS AM	6/03/10	99.1

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May, 2011.

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