Form 10-Q
period 2011-06-30
Sino American Oil Co
filed 2011-08-15
CIK 1367408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52304

SINO AMERICAN OIL COMPANY
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

5190 Neil Road, Suite 430
Reno, NV   89502
(Address of principal executive offices, including zip code.)

(866) 261-8853
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   43,534,500 as of  August 10, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(Unaudited)

	June 30,	September 30,
	2011	2010
	$	$
ASSETS

Current Assets
Cash	1,129,795	171,145
Restricted cash	-	856,387
Prepaid expenses	-	47

Total Current Assets	1,129,795	1,027,579

Property and Equipment (Note 3)	5,135	1,477

Website Development (Note 4)	2,390	-

Total Assets	1,137,320	1,029,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	8	7,787
Licensee fee payable	43,410	43,410

Total Liabilities	43,418	51,197

Going Concern (Note 1) Commitments (Note 7)

Stockholders' Equity

Common stock: 100,000,000 shares authorized, $0.0001 par value
43,534,500 (19,023,000 shares in September 30, 2010) issued and outstanding (Note 5)	4,353	1,902
Additional Paid-in Capital	1,318,248	319,248
Share Subscriptions	-	856,387
Donated Capital (Note 4)	254,400	232,800
Deficit Accumulated During the Development Stage	(483,099)	(432,478)

Total Stockholders' Equity	1,093,902	977,859

Total Liabilities and Stockholders’ Equity	1,137,320	1,029,056

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

					Accumulated from
	Three months	Three months	Nine months	Nine months	October 31, 2005
	ended	ended	ended	ended	(Date of Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	-	-	-	-	205,242
Cost of sales	-	-	-	-	106,710

Gross Profit	-	-	-	-	98,532

Operating Expenses

Foreign currency (gain) loss	3,995	6,185	(29,010)	(1,756)	(5,267)
General and administrative	21,919	28,966	78,180	86,383	523,740
Option expense	-	-	-	-	60,000

Total Operating Expenses	25,914	35,151	49,170	84,627	578,473

Net loss before taxes	(25,914)	(35,151)	(49,170)	(84,627)	(479,941)

Income tax expense	-	-	-	-	1,707

Net loss and comprehensive loss	(25,914)	(35,151)	(49,170)	(84,627)	(481,648)

Loss per share – Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	43,534,500	28,534,500	41,892,164	28,534,500

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			Accumulated from
	Nine months	Nine months	October 31, 2005
	Ended	ended	(Date of Inception)
	June 30,	June 30,	to June 30,
	2011	2010	2011
	$	$	$

Operating Activities

Net loss	(49,170)	(84,627)	(481,648)

Adjustments to reconcile net loss of cash
Depreciation	1,559	773	26,627
Donated services	21,600	21,600	254,400
Option lapse	-	-	50,000

Change in operating assets and liabilities
Prepaid expenses	47	6	-
Accounts payable and accrued liabilities	(7,779)	14,029	8
License fee payable	-	-	43,410

Net Cash (Used In) Operating Activities	(33,743)	(48,219)	(107,203)

Investing Activities

Deposit on database list option	-	-	(50,000)
Website development	(2,390)	-	(24,390)
Purchase of equipment	(5,217)	(2,075)	(9,762)

Net Cash Flows (Used in) Investing Activities	(7,607)	(2,075)	(84,152)

Financing Activities

Share subscriptions received	(856,387)	-	-
Proceeds from issuance of common stock	1,000,000	-	1,321,150

Net Cash Flows Provided by Financing Activities	143,613	-	1,321,150

Increase (Decrease) in Cash	102,263	(50,294)	1,129,795

Restricted cash released	856,387	-	-

Cash – Beginning of Period	171,145	239,248	-

Cash – End of Period	1,129,795	188,954	1,129,795

Supplemental Disclosure
Interest paid	29	151	56
Foreign exchange (gain) loss	(29,010)	(1,756)	(5,267)

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Statements of Stockholders’ Equity
For the Period from October 31, 2005 (Date of Inception) to June 30, 2011
(Expressed in US dollars)
(Unaudited)

			Additional	Share			Total
	Common Stock		Paid-in	Subs			Stockholder’s
	Shares	Amount	Capital	Received	Capital	Deficit	Equity
	#	$	$	$	$	$	$

Balance on October 31, 2005 (Date of Inception)	-	-	-		-	-	-

October 31, 2005 - issue of common stock for
cash at $1.00 per share	1	1	-		-	-	1
November 28, 2005 - cancellation of common
stock	(1)	(1)	-		-	-	(1)
November 28, 2005 - issue of common stock
for cash at $0.01 per share	1,000,000	100	4,900		-	-	5,000
April 30, 2006 - issue of common stock
for cash at $0.01 per share	13,000,000	1,300	63,700		-	-	65,000
Donated services	-	-	-		52,800	-	52,800
Net loss and comprehensive loss	-	-			-	(22,650)	(22,650)

Balance - September 30, 2006	14,000,000	1,400	68,600		52,800	(22,650)	100,150

April 30, 2007 - issue of common stock
for cash at $0.10 per share	5,023,000	502	250,648		-	-	251,150
Donated services	-	-	-		57,600	-	57,600
Net loss and comprehensive loss	-	-			-	(148,789)	(148,789)

Balance - September 30, 2007	19,023,000	1,902	319,248		110,400	(171,439)	260,111

Donated Services	-	-	-		57,600	-	57,600
Net loss and comprehensive loss	-	-			-	(93,376)	(93,376)

Balance – September 30, 2008	19,023,000	1,902	319,248		168,000	(264,815)	224,335

Donated Services	-	-	-		36,000	-	36,000
Net loss and comprehensive loss	-	-			-	(69,354)	(69,354)

Balance – September 30, 2009	19,023,000	1,902	319,248		204,000	(334,169)	190,981

Donated Services	-	-	-		28,800	-	28,800
Net loss and comprehensive loss	-	-	-		-	(49,476)	(49,476)

Balance – September 30, 2010	19,023,000	1,902	319,248	856,387	232,800	(432,478)	977,859

October 1, 2010 – issue of common stock
For cash at $0.10 per share	10,000,000	1,000	999,000	(856,387)	-	-	143,613
Donated Services	-	-	-	-	21,600	-	21,600
Stock Dividend – March 1, 2011	14,511,500	1,451	-	-	-	(1,451)	-
Net loss and comprehensive loss	-	-	-	-	-	(49,170)	(49,170)

Balance – June 30, 2011	43,534,500	4,353	1318,248	-	254,400	(483,099)	1,093,902

The accompanying notes are an integral part of these financial statements

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011
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

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues. The Company has limited operating history, has generated limited revenues from operations, and may require additional capital requirements. As at June 30, 2011, the Company has an accumulated deficit of $483,099. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(b) Interim Financial Statements

The interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, changes in equity and cash flows for the periods shown.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2010. The results of operations for the periods disclosed are not necessary indicative of the results expected for a full year or for any future period.

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

NOTE 3 – PROPERTY AND EQUIPMENT

			March 31,	September 30,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	amortization	Value	Value
	$	$	$	$

Computer hardware	9,792	4,627	5,135	1,477

Sino American Oil Company (formerly Raphael Industries Ltd.)
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

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

On March 1, 2011, the Company issued a stock dividend to shareholders of record February 10, 2011 on a 1.5:1 basis.  The increase in shares did not affect the stock price and as a result, only the par value of the shares issued was recorded as an increase to common stock and an increase to deficit accumulated during the development stage.  The earnings per share calculation gives retroactive effect to this stock dividend.

As at June 30, 2011, there were no shares subject to options, warrants or other agreements.

NOTE 6 – RELATED PARTY TRANSACTIONS

Consulting fees of $21,600 ($21,600 in 2010) were recorded as donated services by the President of the Company for consulting services provided to the Company during the nine month period ended June 30, 2011.  These fees are included in general and administrative, and recorded as donated capital.

NOTE 7 – COMMITMENTS

On March 14, 2011, the Company completed an Option Agreement with Sentry Petroleum (Australia) Pty. Ltd. The option was an exclusive right to earn an undivided 70% interest in Sentry Petroleum (Australia) Pt. Ltd. ATP 865 & ATP 866 in Queensland. To earn its interest, Sino American was to pay 100% of the cost to drill and complete one well and provide funding up to USD$1,000,000 for additional geological, geophysical, and engineering work.  On June 26, 2011, the agreement was jointly terminated and the Company was released from any obligation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a)        Results of Operations

During the fiscal quarter ending June 30, 2011, we realized no revenue compared to $0 for the quarter ending June 30, 2010. Gross profit for the quarter was $0 as compared to a profit of $0 in 2010. We incurred an operating loss of $25,914 compared to a loss of $35,151 to the quarter ending June 30, 2010. The major components to expenses faced by the company during the last quarter were general and administrative of $21,919 (2010 - $28,966), cost of sales of $0 (2010 - $0), and foreign exchange loss of $3,995 (2010 – loss of $6,185). The foreign exchange loss was caused by the fluctuation of the US dollar vs. the Canadian dollar. The Company has been maintaining a portion of its cash in Canadian dollars.

As of June 30, 2011 the Company had $1,129,795 (March 31, 2011 - $1,163,498) in cash. $0 (March 31, 2011 - $0) in prepaid expenses, $5,135 (March 31, 2011 - $5,047) in property and equipment, $8 (March 31, 2011 - $14,909) in accounts payable and $43,410 (March 31, 2011 - $43,410) in licensee fee payable. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

As of the date of this report, our sole source of revenue is the discovery and sale of commercial quantities of hydrocarbons. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

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

(b)        Off-balance sheet arrangements

We do not have any off-balance sheet arrangements

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.      RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.         EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	SB-2	6/26/06	3.1

3.2	By-Laws.	SB-2	6/26/06	3.2

4.1	Specimen Stock Certificate.	SB-2	6/26/06	4.1

10.1	License agreement with Free Enterprise Press.	SB-2	6/26/06	10.1

10.2	License agreement with Global Commodity Press.	SB-2	6/26/06	10.2

10.3	Agreement with Kroll Direct Marketing.	SB-2	6/26/06	10.3

10.4	Agreement with Infomat Inc.	SB-2	6/26/06	10.4

10.5	Agreement with Marketing Software Company.	SB-2	6/26/06	10.5

10.6	Agreement with List Fusion.	SB-2	6/26/06	10.6

10.7	Option Agreement with Sentry Petroleum (Australia) Pty. Ltd.	8-K	3/16/11	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2011.

SINO AMERICAN OIL COMPANY
(the "Registrant")

BY:	RONALD HUGHES
Ronald Hughes
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	SB-2	6/26/06	3.1

3.2	By-Laws.	SB-2	6/26/06	3.2

4.1	Specimen Stock Certificate.	SB-2	6/26/06	4.1

10.1	License agreement with Free Enterprise Press.	SB-2	6/26/06	10.1

10.2	License agreement with Global Commodity Press.	SB-2	6/26/06	10.2

10.3	Agreement with Kroll Direct Marketing.	SB-2	6/26/06	10.3

10.4	Agreement with Infomat Inc.	SB-2	6/26/06	10.4

10.5	Agreement with Marketing Software Company.	SB-2	6/26/06	10.5

10.6	Agreement with List Fusion.	SB-2	6/26/06	10.6

10.7	Option Agreement with Sentry Petroleum (Australia) Pty. Ltd.	8-K	3/16/11	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X