Form 10-Q/A
period 2011-06-30
Sino American Oil Co
filed 2011-09-09
CIK 1367408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of this 10-Q.

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

ITEM 6.         EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	SB-2	6/26/06	3.1

3.2	By-Laws.	SB-2	6/26/06	3.2

4.1	Specimen Stock Certificate.	SB-2	6/26/06	4.1

10.1	License agreement with Free Enterprise Press.	SB-2	6/26/06	10.1

10.2	License agreement with Global Commodity Press.	SB-2	6/26/06	10.2

10.3	Agreement with Kroll Direct Marketing.	SB-2	6/26/06	10.3

10.4	Agreement with Infomat Inc.	SB-2	6/26/06	10.4

10.5	Agreement with Marketing Software Company.	SB-2	6/26/06	10.5

10.6	Agreement with List Fusion.	SB-2	6/26/06	10.6

10.7	Option Agreement with Sentry Petroleum (Australia) Pty. Ltd.	8-K	3/16/11	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of September, 2011.

SINO AMERICAN OIL COMPANY
(the "Registrant")

BY:	RONALD HUGHES
Ronald Hughes
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	SB-2	6/26/06	3.1

3.2	By-Laws.	SB-2	6/26/06	3.2

4.1	Specimen Stock Certificate.	SB-2	6/26/06	4.1

10.1	License agreement with Free Enterprise Press.	SB-2	6/26/06	10.1

10.2	License agreement with Global Commodity Press.	SB-2	6/26/06	10.2

10.3	Agreement with Kroll Direct Marketing.	SB-2	6/26/06	10.3

10.4	Agreement with Infomat Inc.	SB-2	6/26/06	10.4

10.5	Agreement with Marketing Software Company.	SB-2	6/26/06	10.5

10.6	Agreement with List Fusion.	SB-2	6/26/06	10.6

10.7	Option Agreement with Sentry Petroleum (Australia) Pty. Ltd.	8-K	3/16/11	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X