Form 10-K
period 2011-09-30
Sino American Oil Co
filed 2012-01-13
CIK 1367408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

Commission File Number:   000-52304

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2011: $ 21,767,250.

At December 29, 2011, 43,534,500 shares of the registrant’s common stock were outstanding.

FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Description of Business” and elsewhere contain “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements”, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although Sino American Oil believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

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

Certain factors that could cause Sino American Oil’s forward-looking statements not to be correct and cause Sino American Oil’s actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

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

On October 15, 2010, we issued a press release announcing the execution of a non-binding heads of agreement for a farm-in of certain oil and gas permits in Queensland Australia with Sentry Petroleum (Australia) Pty Ltd.

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

On March 1st 2011, we issued Stock Dividends to shareholders of record as at February 10th   2010 at a 1.5:1 ratio, issuing 14,511,500 shares from treasury. After the stock dividend was paid we had 43,534,500 common shares issued and outstanding.

On March 4, 2011, we appointed Cameron R. Fink, a geophysicist, as a Director and filed our Form 8-K announcing Mr. Fink’s appointment and issuance of stock dividends to shareholders of record.

On March 14, 2011, we completed the aforementioned Option Agreement with Sentry Petroleum (Australia) Pty. Ltd. The option was an exclusive right to earn an undivided 70% interest in Sentry Petroleum (Australia) Pt. Ltd. ATP 865 & ATP 866 in Queensland. To earn its interest, Sino American would pay 100% of the cost to drill and complete one well and provide funding up to USD$1,000,000 for additional geological, geophysical, and engineering work. We filed our Form 8-K with the SEC and announced the Option Agreement.

On June 26, 2011, Sentry bought back the Option Agreement announced on March 14, 2011. The agreement was jointly terminated and the Company was released from any obligation.

On October 3, 2011 we caused the Australian subsidiary Sino American (Australia) Pty. Ltd. to be formed. The Company has appointed two directors to Sino American (Australia), Mr. Ronald E. Hughes and Mr. Nicholas James Alexander Hall. Ron Hughes is Sino American Oil Company’s President and Executive Director, with offices in both Nevada and Washington in the United States of America. Nick Hall is a highly respected professional geologist, located in Brisbane, Queensland, Australia and brings extensive oil and gas experience to the company.

On October 6, 2011 Sino American (Australia) Pty. Ltd. made applications with Western Australia’s Department of Mines and Petroleum (Petroleum Division) for two separate Petroleum Exploration Permits. As of December 29th, 2011 it is still undetermined if either of these applications have been successfully approved.

As of September 30, 2011 or the date of this report the company does not have any proven reserves.

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

We have not received any revenues from our operations. We are an exploration stage company. Since our change of business direction we have no history of earnings and there is no assurance that our business will be profitable. As at September 30, 2011 we have an accumulated deficit of $560,382 and we expect to continue incurring operating losses and accumulating deficits until such time that we achieve profitable operations.

The president of our management team devotes approximately 80% of his time to the company. He has not entered into any employment nor consulting agreements with us. He also devotes approximately 20% of his time to other business interests. In the course of his work for our company he may choose to work on matters specific to his other business interests at a time that may not be opportune to the best interests of our company. As a result we may lose opportunities that we would have otherwise secured. In such a situation where a conflict of interest exists any decision he makes which furthers the best interests of other competing businesses, may be harmful to our business.

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

Risks associated with our business:

We were incorporated on October 31, 2005 and recently changed our business strategy. We have a limited history of operations making it difficult to evaluate our current value and chance of success. We have not had success in discovering commercial quantities of hydrocarbons~~.~~ Our limited history makes it difficult to evaluate the current value of our shares and our chances of success leading to volatility in the value of your investment.

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

We have limited financial resources and will have to raise additional funds to expand our business. To date we have held preliminary discussions related to potential future funding but there can be no certainty that market conditions will enable us to raise the funds required. Failure to raise additional funds may result in the failure of our business. As of September 30, 2011, we had $1,017,424 in working capital. October 1st, 2010 we completed a financing of $1,000,000.  We have no revenues and will rely principally on the issuance of common shares to raise funds to finance the planned expenditures. There is no assurance that market conditions will enable us to raise funds when required, and any equity financing will likely be dilutive to existing shareholders. Should we fail to raise additional funds, we will be unable to carry out our plan of operations. (See ITEM 1 (b) – Business of the Issuer)

Based upon our financial position our auditor has expressed substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from operations or to raise additional capital through debt or equity financings to meet our future capital obligations. As of September 30, 2011 we have working capital of $1,017,424 insufficient to finance our plan of operations for the next 12 months. If we do not raise the capital required to carry out our plan of operations, we may be unable to continue as a going concern.

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

We may participate in permits or licenses with industry partners with access to greater resources to meet their joint venture capital commitments. If we are unable to meet our commitments, the other joint venture participants may assume some or all of our deficiency and thereby assume a portion of our interest in any production from the joint venture area. Property interests may be subject to joint venture and other like agreements, which can give rise to interpretive disputes with other parties who are financially interested in the property. If a participant in a joint venture, which participant has fewer resources than the Company, is unable to meet its commitments, it may delay or veto exploration or development plans which it cannot afford. This may delay the Company’s desired exploration and development program and lead to the Company and other participants assuming all or some of the share of the non-committing entity’s interest, and therefore meeting a pro-rata share of its required contributions, as well as receiving a pro-rata share of its revenue.

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

Broker-dealers may be discouraged from effecting transactions in our shares of Common Stock because they are considered penny stocks and are subject to the penny stock rules. The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements often have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. Our common stock is currently subject to the penny stock rules, and accordingly, investors may find it difficult to sell their shares, if at all.

Employees and Consultants.  We are an exploration stage company and we do not have any employees.

Research and Development.  During the year ended September 30, 2011 we did not spend any funds on research and development during the year.

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.               PROPERTIES.

The Company’s principal executive operations office is located at 5190 Neil Road Suite 430 Reno NV 89502 and our agent for service office is 5190 Neil Road, Suite 430, Reno, Nevada 89502. We lease-used the property under the following terms: a month to month lease with nominal costs. Other than the foregoing we own no interest in any real property.

ITEM 3.               LEGAL PROCEEDINGS.

There are no material legal proceedings to which we are subject to or which are anticipated or threatened.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)        Market information

Our shares trade on the OTC Bulletin Board under the symbol “OILY”. During the year ended September 30, 2010 we traded under the symbol RPHA. The shares commenced trading on August 3, 2007.

Quarter Ended	High (1)(2)	Low (1)(2)	High (1)(2)	Low (1)(2)
	2009 – 2010		2010 – 2011
December 31	1.60	1.55	0.71	0.50
March 31	1.06	0.81	2.05	0.50
June 30	1.55	1.60	2.10	1.70
September 30	0.56	0.56	1.47	1.30

(1) OTCBB quotations may reflect interdealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.
(2) All quotations are from the website located at www.quotemedia.com.

At December 29, 2011, there were 43,534,500 common shares issued and outstanding.

(b)        Holders

At December 29, 2011, there were 71 holders of record.

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

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that is subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Our securities consist of common stock with a par value of $0.0001 per share. Our authorized capital is 100,000,000 common shares of which 43,534,500 common shares are issued and outstanding as of December 29, 2011. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

Therefore, the holders of a majority of shares voting for the election of directors can elect all the directors then standing for election, if they chose to do so, and in such event the holders of the remaining shares will not be able to elect any directors. Our President currently beneficially owns 35% of the outstanding shares of the company’s common stock and is in a position to influence all matters subject to stockholder vote. See “Security Ownership of Certain Beneficial Owners and Management.”

The common shares have no preemptive or conversion rights, and no provisions for redemption, purchase for cancellation, surrender of sinking fund or purchase fund.

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 56,465,500 common stock shares are authorized but unissued as of December 29, 2011. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of Sino American Oil by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Sino American Oil.

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

Use of Proceeds from Registered Securities

On June 11, 2010, our Post Effective Amendment on Form S-1 registration statement (SEC file no. 333-165669) was declared effective by the SEC.  Pursuant to the Post Effective Amendment, we offered a no share minimum, 10,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  On October 1, 2010, we completed our public offering and raised $1,000,000 by selling 10,000,000 shares of common stock at an offering price of $0.10 per share.  As of the date hereof, we have not spent any of the proceeds from the public offering.

ITEM 6.               SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a)        Results of Operations

During the fiscal year ending September 30, 2011, we realized no revenue compared to $0 for the year ending September 30, 2010. Gross profit for the year was $0 as compared to a profit of $0 in 2010. We incurred an operating loss of $126,454 compared to a loss of $98,309 for the year ending September 30, 2010. The major components to expenses faced by the company during the last year were general and administrative of $111,689 (2010 - $98,309), cost of sales of $0 (2010 - $0), and foreign exchange loss of $14,765 (2010 – gain of $4,693). The foreign exchange loss was caused by the strengthening of the dollar vs. the Canadian dollar. The Company has been maintaining a portion of its cash in Canadian dollars.

As of September 30, 2011 the Company had $1,062,654 (2010 - $171,145) in cash, $0 in restricted cash (2010 - $856,387), $0 (2010 - $47) in prepaid expenses, $4,694 (2010 - $1,477) in property and equipment, $1820 (2010 - $7,787) in accounts payable and $43,410 (2010 - $43,410) in licensee fee payable. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

(b)        Liquidity and Capital Resources

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
September 30, 2011

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Sino American Oil Company:

We have audited the accompanying balance sheets of Sino American Oil Company (A Development Stage Company) as of September 30, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2011 and 2010 and for the period from October 31, 2005 (Date of Inception) to September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the period from October 31, 2005 to September 30, 2006. That period was audited by other auditors, whose report, dated February 6, 2007, expressed an unqualified opinion, on those statements.

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

In our opinion these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010 and the results of its operations and changes in its equity and cash flows for years ended September 30, 2011 and 2010 and for the period from October 31, 2005 (Date of Inception) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

North Vancouver, Canada	/s/ K R. MARGETSON LTD.
December 23, 2011	Chartered Accountant

331 East 5th Street	Telephone: 604.929.0819
North Vancouver, BC V7L 1M1	Facsimile: 1.877.874.9583
CANADA	E-Mail: info@krmargetson.com

Sino American Oil Company
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30	September 30
	2011	2010

ASSETS

Current
Cash and cash equivalents	$1,062,654	$171,145
Restricted cash	-	856,387
Prepaid expenses	-	47

Total current assets	1,062,654	1,027,579

Fixed assets (Note 3)	4,694	1,477
Website Development (Note 4)	1,700	-

Total Assets	$1,069,048	$1,029,056

LIABILITIES

Current
Accounts payables and accrued Liabilities	$1,820	$7,787
Licensee fee payable	43,410	43,410

Total Liabilities	45,230	51,197

Going concern (Note 1)

STOCKHOLDERS’ EQUITY

Common Stock (Note 5)
Authorized: 100,000,000 shares authorized, $0.0001 par value 43,534,500 shares issued and outstanding 19,023,000 shares in 2010	4,353	1,902
Additional Paid-in Capital	1,318,248	319,248
Share Subscriptions	-	856,387
Donated Capital (Note 6)	261,600	232,800
Deficit Accumulated During the Development Stage	(560,383)	(432,478)

Total Stockholders’ Equity	1,023,818	977,859

Total Liabilities and Stockholders’ Equity	$1,069,048	$1,029,056

See Accompanying Notes

Sino American Oil Company
(A Development Stage Company)
Statement of Operations
(Expressed in US dollars)

			Accumulated from
	For the Year	For the Year	October 31, 2005
	ended	ended	(Date of Inception)
	September 30	September 30	to September 30
	2011	2010	2011

Revenue	$-	$-	$205,242

Cost of goods sold	-	-	(106,710)

Gross profit	-	-	98,532

Operating expenses
Foreign currency loss (gain)	14,765	(4,693)	38,508
General and administrative	111,689	103,002	557,249
Option expense	-	-	60,000

Total Operating expenses	126,454	98,309	655,757

Loss before taxes	(126,454)	(98,309)	(557,225)

Provision for income taxes	-	-	1,707

Net loss and comprehensive loss	$(126,454)	$(98,309)	$(558,932)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	43,534,500	28,534,500

See Accompanying Notes

Sino American Oil Company
(A Development Stage Company)
Statement of Cashflows
(Expressed in US dollars)

			Accumulated from
	For the Year	For the Year	October 31, 2005
	ended	ended	(Date of Inception)
	September 30	September 30	to September 30
	2011	2010	2011

Operating activities
Net loss and comprehensive loss	$(126,454)	$(98,309)	$(558,932)
Depreciation and amortization	2,340	1,033	27,408
Donated services	28,800	28,800	261,600
Option lapse	-	-	50,000
Changes in non-cash working capital balances
(Increase) Decrease in Prepaid	47	53	-
Increase (Decrease) in Accounts payable and accrued liabilities	(5,967)	2,396	1,820
Increase (Decrease) in License fee payable	-	-	43,410

Net cash provided by (used in) operating activities	(101,234)	(66,027)	(174,694)

Investing activities
Deposit on database list option	-	-	(50,000)
Website development	(2,040)	-	(24,040)
Purchase of equipment	(5,217)	(2,076)	(9,762)

Net cash proved by (used in) investing activities	(7,257)	(2,076)	(83,802)

Financing Activities
Share subscriptions received	-	856,387	-
Proceeds from issuance of common stock	1,000,000	-	1,321,150

Net cash proved by financing activities	1,000,000	856,387	1,321,150

Increase (decrease) in cash and cash equivalents during the period	891,509	788,284	1,062,654
Less restricted cash	-	(856,387)	-

Increase (decrease) in unrestricted cash	891,509	(68,103)	1,062,654
Cash and cash equivalents, beginning of the period	171,145	239,248	-

Cash and cash equivalents, end of the period	$1,062,654	$171,145	$1,062,654

Supplemental cashflow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$1,707
Foreign exchange loss (gain)	$14,765	$(4,693)	$38,508

See Accompanying Notes

Sino American Oil Company
(A Development Stage Company)
Statement of Stockholders’ Equity
For the Period from October 31, 2005 (Date of Inception) to September 30, 2011
(Expressed in US dollars)

			Additional				Total
	Common	Stock	Paid-in	Share Subs	Donated		Stockholders’
	Shares	Amount	Capital	Received	Capital	Deficit	Equity
	#	$	$	$	$	$	$

Balance on October 31, 2005
(Date of inception)	-	-	-	-	-	-	-
October 31, 2005 - issue of common
stock for cash at $1.00 per share	1	1	-	-	-	-	1
November 28, 2005 - cancellation
of common stock	(1)	(1)	-	-	-	-	(1)
November 28, 2005 - issue of
common stock for cash at
$0.01 per share	1,000,000	100	4,900	-	-	-	5,000
April 30, 2006 - issue of common
stock for cash at $0.01 per share	13,000,000	1,300	63,700	-	-	-	65,000
Donated Services	-	-	-	-	52,800	-	52,800
Net loss and comprehensive loss	-	-	-	-	-	(22,650)	(22,650)

Balance - September 30, 2006	14,000,000	1,400	68,600	-	52,800	(22,650)	100,150

April 30, 2007 - issue of common
stock for cash at $0.10 per share	5,023,000	502	250,648	-	-	-	251,150
Donated services	-	-	-	-	57,600	-	57,600
Net loss and comprehensive loss	-	-	-	-	-	(148,789)	(148,789)

Balance - September 30, 2007	19,023,000	1,902	319,248	-	110,400	(171,439)	260,111

Donated services	-	-	-	-	57,600	-	57,600
Net loss and comprehensive loss	-	-	-	-	-	(93,376)	(93,376)

Balance - September 30, 2008	19,023,000	1,902	319,248	-	168,000	(264,815)	224,335

Donated services	-	-	-	-	36,000	-	36,000
Net loss and comprehensive loss	-	-	-	-	-	(69,354)	(69,354)

Balance - September 30, 2009	19,023,000	1,902	319,248	-	204,000	(334,169)	190,981

Share subscriptions received	-	-	-	856,387	-	-	856,387
Donated services	-	-	-	-	28,800	-	28,800
Net loss and comprehensive loss	-	-	-	-	-	(98,309)	(98,309)

Balance - September 30, 2010	19,023,000	1,902	319,248	856,387	232,800	(432,478)	977,859

October 1, 2010 - issue of common
stock for cash at $0.10 per share	10,000,000	1,000	999,000	(856,387)	-	-	143,613
Stock dividends	14,511,500	1,451	-	-	-	(1,451)	-
Donated services	-	-	-	-	28,800	-	28,800
Net loss and comprehensive loss	-	-	-	-	-	(126,454)	(126,454)

Balance - September 30, 2011	43,534,500	4,353	1,318,248	-	261,600	(560,383)	1,023,818

See Accompanying Notes

Sino American Oil Company
(A Development Stage Company)
Notes to the Financial Statements
Years Ending September 30, 2011 and 2010

Note 1 – Nature and Continuance of Operations

Sino American Energy Company (“the Company”) was incorporated as Raphael Industries Ltd. on October 31, 2005 under the laws of the State of Nevada.  At the outset, its principal business was to market database for commercial use in newsletters, direct mail, and internet marketing promotions.  On November 11, 2010 the company changed its name to Sino American Oil Company in anticipation of the company’s new business direction which is the exploration for oil and gas.

The financial statements are prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business.  To date the Company has funded operations through the issuance of capital stock and the limited generation of revenues.  The Company has no operating history in its anticipated business direction, has not generated revenues from such operations, and may require additional capital requirements. As at September 30, 2011, the Company has an accumulated deficit of $560,382.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan is to continue raising additional funds through future equity or debt financings, as needed, until it can generate sufficient revenues to maintain sustainable profitable operations. The Company has sufficient capital to maintain operations for the next 12 months.

Note 2 – Significant Accounting Policies

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

Sino American Oil Company
(A Development Stage Company)
Notes to the Financial Statements
Years Ending September 30, 2011 and 2010

Revenue Recognition

The Company recognized revenue from the licensing of databases in accordance with FASB ASC 650-45 “Reporting Revenue Gross as a Principal vs. Net as an Agent”.  Revenue consisted of licensing fees and was recognized only when the price was fixed or determinable, persuasive evidence of an arrangement existed such as a contract or a written request from the customer, the product was transferred, and collectability was reasonably assured.  An order from a customer included the quantity requested and the price paid by a customer.  Revenues were recognized when the Company delivered the ordered names to a customer.  A customer had the authority to use the list immediately upon receipt from the Company.  To reasonably assure collectability, the Company requested pre-payments on orders from customers without an established credit history.  Otherwise, the Company awarded credit under terms standard in the industry and regularly reviewed accounts receivable for any bad debts.  At the completion of the transfer of names to a customer the Company fulfilled all obligations to that customer.

The Company has not received any revenue with respect to oil and gas operations.

Fixed Assets and Depreciation

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

Advertising Cost

The Company expenses advertising costs as incurred. There have been no advertising expenses incurred by the Company since inception.

Sino American Oil Company
(A Development Stage Company)
Notes to the Financial Statements
Years Ending September 30, 2011 and 2010

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

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with FASB ASC 350-50 “Website Development Costs”.  Accordingly costs associated with the website consist primarily of website development costs paid to a third party.  These capitalized costs are amortized based on their estimated useful life over three years upon the website becoming operational.  Internal costs related to the development of website content will be charged to operations as incurred.

Comprehensive loss

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 “Comprehensive Income” which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at September 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Development Stage Company

The Company follows FASB ASC 205-915 “Development Stage Entities” as it devotes substantially all its present efforts to establish its business and its planned principal operations have not yet commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Basic and Diluted Earnings Per Share

The Company computes earnings per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the year ended September 30, 2011, there were no dilutive securities outstanding and therefore diluted earnings per share is not presented.

Financial instruments

The fair value of financial instruments, which include cash, accounts payable and accrued liabilities and licensee fee payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company has some exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.  The Company has cash balances in Canadian and US dollars.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  At September 30, 2011, approximately $97,000 was protected by insurance (2010 - $97,000).

Sino American Oil Company
(A Development Stage Company)
Notes to the Financial Statements
Years Ending September 30, 2011 and 2010

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

Fair value measurements

The Company follows the guidelines in ASC Topic 820 “Fair Value Measurements and Disclosures”.  Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

ASC Topic 820, in and of itself, does not require any fair value measurements.  As at September 30, 2011, the Company did not have assets or liabilities subject to fair value measurement.

Derivative Instruments

The Company follows FASB ASC 815, “Derivatives and Hedges”.  This standard establish accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.  The Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

Sino American Oil Company
(A Development Stage Company)
Notes to the Financial Statements
Years Ending September 30, 2011 and 2010

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.  Management does not believe that any pronouncement not yet effective but recently issued by the FASB (including its Emerging Issues Task Force), the AICPA or the SEC would, if adopted, have a material effect on the accompanying financial statements.

Note 3 – Concentrations of Credit Risk

The Company has a concentrated credit risk for cash and cash equivalents because it maintains deposits in banks that may at times exceed amounts insured by the Federal Deposit Insurance Corporation.  See “Financial Instrument” note above.

Note 4 – Fixed Assets

	September 30, 2011
	Cost	Accumulated amortization	Net Carrying Value
	$	$	$

Computer hardware	9,762	5,068	4,694

	September 30, 2010
	Cost	Accumulated amortization	Net Carrying Value
	$	$	$

Computer hardware	4,545	3,068	1,477

Note 5 – Website Development

	September 30, 2011
	Cost	Accumulated amortization	Net Carrying Value
	$	$	$

Website development	24,040	22,340	1,700

	September 30, 2010
	Cost	Accumulated amortization	Net Carrying Value
	$	$	$

Website development	24,040	22,340	1,700

Sino American Oil Company
(A Development Stage Company)
Notes to the Financial Statements
Years Ending September 30, 2011 and 2010

Note 6 – Common Stock

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

As at September 30, 2011, there were no shares subject to options, warrants or other agreements.

Note 7 - Related Party Transactions

Consulting fees of $28,800 are a non-monetary transaction and were recorded as donated services for consulting services provided to the Company by its President for during the year ended September 30, 2011 ($28,800 in 2010).  These fees are included in general and administrative expenses.

Note 8 – Income Taxes

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

The difference between the computed expected income tax provision based on a statutory tax rate of 34% and the actual income tax provision is summarized as follows:

September 30	2011	2010
Statutory rate	15% - 34%	15% - 34%

Expected income taxes recovery at the statutory rate	$(43,487)	$(33,425)
Temporary differences	796	136
Permanent differences	13,196	9,704
Change in tax rate	-	(7,698)
Tax benefits not recognized	29,496	31,283
Income tax expense (recovery) recognized	$-	$-

Sino American Oil Company
(A Development Stage Company)
Notes to the Financial Statements
Years Ending September 30, 2011 and 2010

As at September 30, 2011 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax assets are noted below.  A valuation allowance has been recorded as management believes it is more likely than not that the deferred tax assets will not be realized.  Management has adjusted the rate at which it believes that the potential tax benefit of the temporary timing differences would be recognized from 23% in 2010 to 34% in 2011.  The 2010 figures have been retroactively adjusted.

September 30	2011	2010
Non-capital losses available for future periods	$(94,307)	$(64,811)
Valuation allowance	94,307	64,811
Net future income tax assets	$-	$-

As at September 30, 2011, the Company has approximately $270,000 in income tax losses carried forward that, under normal circumstances, will expire between 2026 and 2031.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our consolidated financial statements for the period from inception to September 30, 2011, included in this report have been audited by K.R. Margetson Ltd., as set forth in this annual report.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)        Directors and executive officers

Directors are elected for a term of one year at the company’s annual meeting of shareholders and until his or her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees. The name, age and position of the Company’s director and executive officer is as follows:

Name	Age	Position
Ronald E. Hughes	50	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Cameron R. Fink	44	Director

Term of Office

Mr. Hughes has been a director of the company since on February 11, 2010 and he was appointed President for a term of one year. That term was then renewed.

Mr. Fink has been a director of the company since March 4th, 2011.

Work experience of officers and directors

Ron Hughes

Since February 11, 2010, Mr. Hughes has been our President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary and Treasurer. Since February 2010, he has been a director. For the last five years Mr. Hughes has been President, CEO & Director of TransAmerican Energy Inc., a TSX-Venture Exchange listed Company. While with TransAmerican, Mr. Hughes was responsible for the acquisition of the company’s initial producing oil and gas assets and for the year ended April 30, 2009 the company realized revenues of Canadian Dollar 932,000. Mr. Hughes also sits on the Boards of VisionQuest Energy Group, and Precision Enterprises Inc., both publicly traded companies in Canada. Mr. Hughes has 20 years of experience in early stage Business Development and he will be responsible for assessing and evaluating new business opportunities for Sino American Oil Company. Mr. Hughes studied Resource Economics & Management from the University of Alberta.

Cameron Fink

Since March 2011, Mr. Fink has been one of our directors. He received his Bachelor of Science (Honours with distinction) in Geophysics in May 1993 from the University of Alberta, and graduated from the University of Victoria in June 1995 with a Master of Science in Geophysics, with First Class standing.  Mr. Fink has continued to advance his geophysical skills, specifically in the areas of Amplitude Variation with Offset (AVO) as well as 3-D design, interpretation and visualization.

In the fall of 2006, Mr. Fink founded Aduro Resources Ltd, a private blind pool start-up Exploration & Production company located in Calgary Alberta, which raised just over $45MM at its outset. He is currently with Aduro and has been instrumental in growing the company's production to ~1800 BOED, and acquiring/interpreting several hundred kilometers of 2D & 3D seismic data in his role as Manager of Geophysics. Mr. Fink is also a Director of Fly Vision Ltd. based in Calgary providing imaging services to the oil & gas industry.  Mr. Fink is currently not a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

(b)        Significant Employees

We have no significant employees other than our executive management team.

(c)        Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(d)        Involvement in Certain Legal Proceedings

During the past ten years, Mssrs. Hughes and Fink have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(e)        Audit committee financial expert

The Issuer has determined that it does not have an audit committee financial expert serving on its audit committee. The Issuer has been unable to nominate an individual with the required expertise to stand for election to the Issuer’s Board of Directors.

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended September 30, 2011 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

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

Summary Compensation Table
							Non-qualified
						Non-equity	deferred
				Stock	Option	incentive plan	compensation	All other
Name and principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ron Hughes	2011	0	0	0	0	0	0	0	0
President, CEO,	2010	0	0	0	0	0	0	0	0
CFO & Director	2009	0	0	0	0	0	0	0	0

Cam Fink	2011	0	0	0	0	0	0	0	0
Director	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Heather Grant	2011	0	0	0	0	0	0	0	0
Secretary	2010	0	0	0	0	0	0	0	0
(resigned)	2009	0	0	0	0	0	0	0	0

Arne Raabe	2011	0	0	0	0	0	0	0	0
Former President, CEO	2010	0	0	0	0	0	0	0	0
CFO & Director (resigned)	2009	$5,066	0	0	0	0	0	0	$5,066

Option/SAR Grants

There were no option/SAR Grants during the 2009, 2010 or 2011 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2009 or 2010 fiscal years and there are no stock options outstanding at September 30, 2011 or at the date of this report.

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

Non-qualified
				Non-equity	deferred
	Fees earned or	Stock	Option	incentive plan	compensation	All other
	paid in cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Ron Hughes	0	0	0	0	0	0	0
Cameron Fink	0	0	0	0	0	0	0

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

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

(a)        Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of December 31, 2011, we had an authorized share capital of 100,000,000 common shares with a par value of $0.0001 per share of which 29,023,000 shares are issued and outstanding.

The following table sets forth, as of December 29, 2011, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares Owned	Ownership
Ron Hughes*	15,300,000	35%
347 Evergreen Way
Point Roberts, WA 98281

Cameron Fink	0	0%
391Strathcona Drive SW
Calgary, Alberta, Canada T3H 1N7

All officers and directors as a group	15,300,000	35%
(2 people)

*          The share registered in the name of RH Management Inc., a British Virgin Islands corporation.  Mr. Hughes exercised sole dispositive and voting control over the shares.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

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

Transactions with Promoter

In addition to their positions in our management, Mssrs. Hughes and Fink are also our only promoters.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the fiscal years ended September 30, 2011 and 2010, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB/Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $10,870 and $9,960, respectively.

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

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended September 30, 2011 and 2010 were $0.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of January, 2012.

SINO AMERICAN OIL COMPANY
(the “Registrant”)

By:	RONALD HUGHES
Name:	Ronald Hughes
Title:	Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

RONALD HUGHES	President, Principal Accounting Officer, Principal	January 12, 2012
Ronald Hughes	Executive Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

CAMERON FINK	Director	January 12, 2012
Cameron Fink

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	SB-2	6/26/06	3.1

3.2	By-Laws.	SB-2	6/26/06	3.2

4.1	Specimen Stock Certificate.	SB-2	6/26/06	4.1

10.1	License agreement with Free Enterprise Press.	SB-2	6/26/06	10.1

10.2	License agreement with Global Commodity Press.	SB-2	6/26/06	10.2

10.3	Agreement with Kroll Direct Marketing.	SB-2	6/26/06	10.3

10.4	Agreement with Infomat Inc.	SB-2	6/26/06	10.4

10.5	Agreement with Marketing Software Company.	SB-2	6/26/06	10.5

10.6	Agreement with List Fusion.	SB-2	6/26/06	10.6

10.7	Option Agreement with Sentry Petroleum (Australia) Pty. Ltd.	8-K	3/16/11	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X