Form 10-Q
period 2021-06-30
Sino American Oil Co
filed 2021-09-17
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-52304

SINO AMERICAN OIL CO
(Exact name of registrant as specified in its charter)

Wyoming	02-3717729
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2123 Pioneer Ave, Cheyenne, WY 82001
(Address of principal executive offices and zip code)

(360) 631-6022
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	OILY	OTCPink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 6, 2021, there were 114,669,500 shares of common stock, $0.0001 par value, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AMERICAN OIL COMPANY

Balance Sheets

	June 30, 2021	September 30, 2020
	(unaudited)
ASSETS

Current Assets:
Cash	$9,442	$-
Total Assets	$9,442	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$9,429	$-
Accrued interest	1,308	-
Accrued officer compensation	-	360,000
Accrued compensation - related party	90,000	-
Accrued compensation	90,000	-
Loan payable	53,541	-
Loans payable - related party	46,016	17,414
Total Current Liabilities	290,294	377,414
Total Liabilities	290,294	377,414

Shareholders' Deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 246,320 and 0 shares issued and outstanding; respectively	246	-
Series B preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 112,107,000 and 196,001,500 shares issued and outstanding; respectively	11,210	19,600
Stock subscription receivable	-	(370,050)
Common stock to be issued	926,250
Additional paid-in capital	17,622,346	2,012,295
Accumulated deficit	(18,840,904)	(2,039,259)
Total Stockholders’ Deficit	(280,852)	(377,414)
Total Liabilities and Stockholders’ Deficit	$9,442	$-

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating Expenses:
Officer compensation	$1,836,500	$24,000	$1,884,500	$72,000
Consulting	5,554,756	-	5,599,756	-
Consulting - related party	9,170,000	-	9,230,000	-
General and administrative	11,302	196	86,081	712
Total operating expenses	16,572,558	24,196	16,800,337	72,712

Loss from operations	(16,572,558)	(24,196)	(16,800,337)	(72,712)

Other Expense:
Interest expense	(778)	-	(1,308)	-
Total other expense	(778)	-	(1,308)	-

Net Loss	$(16,573,336)	$(24,196)	$(16,801,645)	$(72,712)

Net loss per share	$(0.16)	$(0.01)	$(0.34)	$(0.04)
Weighted average shares outstanding, basic and diluted	103,215,857	3,795,385	49,809,204	1,808,272

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Changes in Shareholders’ Deficit

For the Nine Months Ended June 30, 2020 and 2021

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Common stock To be Issued	Accumulated Deficit	Total

Balance, September 30, 2019	-	$-	193,534,500	$19,353	$1,641,595	$-	$-	$(1,941,465)	$(280,517)
Net loss	-	-	-	-	-	-	-	(24,341)	(24,341)
Balance, December 31, 2019	-	-	193,534,500	19,353	1,641,595	-	-	(1,965,806)	(304,858)
Net loss	-	-	-	-	-	-	-	(24,174)	(24,174)
Balance, March 31, 2020	-	-	193,534,500	19,353	1,641,595	-	-	(1,989,980)	(329,032
Common stock sold for cash	-	-	2,467,000	247	369,803	(370,050)	-	-	-
Net loss	-	-	-	-	-	-	-	(24,197)	(24,197)
Balance, June 30, 2020	-	$-	196,001,500	$19,600	$2,011,398	$(370,050)	$-	$(2,014,177)	$(353,229)

Balance, September 30, 2020	-	$-	196,001,500	$19,600	$2,012,295	$(370,050)	$-	$(2,039,259)	$(377,414)
Net loss	-	-	-	-	-	-	-	(54,854)	(54,854)
Balance, December 31, 2020	-	-	196,001,500	19,600	2,012,295	(370,050)	-	(2,094,113)	(432,268)
Net loss	-	-	-	-	-	-	-	(228,309)	(173,455)
Balance, March 31, 2021	-	-	196,001,500	19,600	2,012,295	(370,050)	-	(2,267,568)	(605,723)
Common stock sold for cash - cancelled	-	-	(2,467,000)	(247)	(369,803)	370,050	-	-	-
Shares issued for services - related party	-	-	4,012,500	401	10,030,849	-	906,250	-	10,937,500
Shares issued for services	-	-	2,200,000	220	5,499,780	-	-	-	5,500,000
Shares issued for debt - related party	-	-	158,680,000	15,868	400,839	-	-	-	416,707
Shares sold for cash	-	-	-	-	-	-	20,000	-	20,000
Common converted to preferred	246,320	246	(246,320,000)	(24,632)	24,386	-	-	-	-
Contributed services	-	-	-	-	24,000	-	-	-	24,000
Net loss	-	-	-	-	-	-	-	(16,573,336)	(16,573,336)
Balance, June 30, 2021	246,320	$246	112,107,000	$11,210	$17,622,346	$-	$926,250	$(18,840,904)	$(280,852)

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(16,801,645)	$(72,712)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	5,500,000	-
Stock issued for services - related party	10,937,500	-
Changes in operating assets and liabilities:
Accounts payable	9,429	-
Accrued interest	1,308	-
Accrued compensation	90,000	-
Accrued compensation - related party	90,000	-
Accrued officer compensation	72,000	72,000
Net cash used by operating activities	(101,408)	(712)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	20,000	-
Proceeds from loans payable	53,541	-
Proceeds from loans payable - related party	37,309	712
Net cash provided by financing activities	110,850	712

Net change in cash	9,442	-
Cash at beginning of period	-	-
Cash at end of period	$9,442	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Activities:
Debt converted to common stock	$8,707	$-
Accrued salary converted to common stock	$408,000	$-
Contributed officer salary	$24,000	$-
Interest expense of beneficial conversion feature	$-	$897

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Notes to Financial Statements

June 30, 2021

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Sino American Oil Company (the “Company”) was incorporated as Raphael Industries Ltd. on October 31, 2005 under the laws of the State of Nevada. On November 11, 2010 the Company changed its name to Sino American Oil Company in anticipation of the Company’s new business direction, the exploration for oil and gas.

The company has re-domiciled its corporate status from Nevada to Wyoming in August 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s financial statements for its fiscal year ended September 30, 2020. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2021 and the results of its operations and cash flows for the nine months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending September 30, 2021.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our financial statements.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no source of revenue, has suffered recurring losses since inception and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 - LOAN PAYABLE

During the nine months send June 30, 2021, White Sands Securities loaned the Company $53,541 through a note payable and cash advances. A portion of the loan is accruing interest at 8% per year. As of June 30, 2021, total accrued interest is $1,308.

NOTE 5 - COMMON STOCK

On May 13, 2020, the Company sold 2,467,000 shares of common stock at $0.15 per share for total proceeds of $370,050. As of September 30, 2020, the funds had not been received and have been disclosed as a stock subscription receivable in the Statement of Stockholders’ Deficit. On December 10, 2020, the Company cancelled the 2,467,000 shares of common stock sold for cash as the cash was never received from the purchasing parties.

During the nine months ended June 30, 2021, the Company granted 750,000 shares of common stock for services. The shares were valued $2.50, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $1,875,000.

During the nine months ended June 30, 2021, the Company sold 8,000 shares of common stock for total cash proceeds of $20,000. As of June 30, 2021, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

During the nine months ended June 30, 2021, the Company granted 1,450,000 shares of common stock for services to White Sands Securities. The shares were valued $2.50, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $3,625,000.

NOTE 6 - PREFERRED STOCK

Effective June 3, 2019, the Company amended its article of incorporation and authorized 10,000,000 shares of Series A preferred stock, par value $0.001 and 10,000,000 shares of Series B preferred stock, par value $0.001. Each share of Series A is convertible into 1,000 shares of common.

During the nine months ended June 30, 2021, holders of 246,320,000 shares of common stock converted those shares into 246,320 shares of Series A preferred stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 18, 2017, the Company entered into a Convertible Loan Agreement with Kim Halvorson, COO. The loan agreement was entered into pursuant to Ms. Halvorson’s agreement to fund the initial expenses of the Company. Per the terms of the agreement any funds loaned to the company or paid out on behalf of the Company will be convertible into shares of common stock at $0.0001 per share. The loans are due on demand and non-interest bearing. The Company accounted for the initial conversion feature as a beneficial conversion feature. A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible, with the resulting expense not to exceed the loan amount. The Company accounted for an additional beneficial conversion feature expense of $897 and $9,566 for the years ended September 30, 2020, and 2019, respectively. The amount was immediately expensed to interest expense with a credit to additional paid in capital. During the nine months send June 30, 2021, Ms. Halvorson and Triage MicroCap Advisors LLC (“Triage”) (a company owned by Ms. Halvorson) loaned the Company an additional $31,815 and converted $8,707 into 8,680,000 shares of common stock. As of June 30, 2021, and September 30, 2020, the balance due to Ms. Halvorson is $45,522 and $17,414, respectively.

During the nine months ended June 30, 2021, the Company granted 750,000 shares of common stock for services to Triage. The shares were valued $2.50, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $1,875,000.

During the nine months ended June 30, 2021, the Company granted 1,450,000 shares of common stock for services to Maximum Ventures Holdings LLC. The shares were valued $2.50, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $3,625,000. Mr. Tang is a member of Maximum Ventures Holdings LLC.

During the nine months ended June 30, 2021, the Company granted 1,450,000 shares of common stock for services to Avatele Group LLC. The shares were valued $2.50, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $3,625,000. Mr. Tang is a member of Avatele Group LLC.

During the nine months ended June 30, 2021, the Company granted 725,000 shares of common stock for services to the CEO per his employment agreement. The shares were valued $2.50, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $1,812,500. As of June 30, 2021, 362,500 were issued by the transfer agent but are being held in reserve per his employment agreement.

During the nine months send June 30, 2021, Richard Tang, CEO, advance the Company $494 to pay general operating expenses. The advance is non-interest bearing and due on demand.

During the nine months ended June 30, 2021, the Mr. Tang converted $408,000 of accrued compensation into 150,000,000 shares of common stock. On June 30, 2021, Mr. Tang, forgave of $24,000 of accrued compensation due to him. The $24,000 was credited to additional paid in capital.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that no additional material subsequent events exist other than the following.

On August 9, 2021, pursuant to the terms of a consulting agreement, the Company granted 1,200,000 shares of common stock for services to be rendered.

On August 14, 2021, pursuant to the terms of a consulting agreement, the Company granted 1,000,000 shares of common stock for services to be rendered.

Subsequent to June 30, 2021, the Company issued the 362,500 that were granted to the CEO prior to June 30, 2021. The shares are being held in reserve.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Overview

Sino American Oil Company (the “Company”) is a development stage enterprise that was originally incorporated, on April 2, 2010, under the laws of the State of Nevada. The Company is in the Oil and Gas Exploration, Development and Production Business and has been since inception. The Company had appointed Ronald Hughes as CEO from the company formation to December 16, 2016 and then appointed Richard Tang to be the CEO and sole director on December 16, 2016. On November 11, 2018, the Company filed a re-domestication to have its domestic corporation be administered under the laws of the State of Wyoming. On January 31, 2021, the Company appointed Jeffrey Standen, as CEO and Director to negotiate and oversee the exploration, development, acquisition and development of new oil and natural gas reserves as well as explore new sources of revenue opportunities.

Sino American Oil Company plans to grow shareholder value through securing oil and natural gas reserves and negotiating oil and natural gas exploration, development and production deals within the United States of America and Canada. The focused industries are oil & gas exploration, oil & gas development, and oil & gas production sales. We anticipate being able to generate revenue on the sale of oil and gas.

Sino American Oil Company is currently negotiating deals within a very large exploration area oil field owners located in the Western Canadian sedimentary basin. The deals involve oil and gas production acquisitions, mineral land acquisitions and further production increases through production optimization and drilling activities as well as production infrastructure installations.

On January 16, 2020, the Company received a Cease Trade Order from the British Columbia Securities Commission for failure to file records required as an OTC reporting issuer. We are working to remedy this Order.

Results of Operations for the Three Months Ended June 30, 2021, Compared to the Three Months Ended June 30, 2020

We have not generated any revenue to date.

Officer compensation was $1,836,500 compared to $24,000, for the three months ended June 30, 2021 and 2020, respectively. Officer compensation is accrued at $24,000 per quarter for our CEO. In addition, during the current period we also granted 725,000 shares of common stock for total non-cash expense of $1,812,500.

Consulting expense was $5,554,756 compared to $0 for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, the Company issued common stock for services for total non-cash expense of $5,500,000.

Consulting expense - related party was $9,170,000 compared to $0 for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, the Company issued common stock for services for total non-cash expense of $9,125,000. We also incur consulting expense of $15,000 per month for services provided by Triage.

General and administrative expense (“G&A”) was $11,302 compared to $196 for the three months ended June 30, 2021 and 2020, respectively. G&A expense increased primarily due to legal expense.

Results of Operations for the Nine Months Ended June 30, 2021, Compared to the Nine Months Ended June 30, 2020

We have not generated any revenue to date.

Officer compensation was $1,884,500 compared to $72,000 for the nine months ended June 30, 2021 and 2020, respectively. Officer compensation is accrued at $24,000 per quarter for our CEO. In addition, during the current period we granted 725,000 shares of common stock for total non-cash expense of $1,812,500.

Consulting expense was $5,599,756 compared to $0 for the nine months ended June 30, 2021 and 2020, respectively. During the nine months ended June 30, 2021, the Company issued common stock for services for total non-cash expense of $5,500,000.

Consulting expense - related party was $9,230,000 compared to $0 for the nine months ended June 30, 2021 and 2020, respectively. During the nine months ended June 30, 2021, the Company issued common stock for services for total non-cash expense of $9,125,000. We also incur consulting expense of $15,000 per month for services provided by Triage.

General and administrative expense (“G&A”) was $86,081 compared to $712 for the nine months ended June 30, 2021 and 2020, respectively. G&A expense increased primarily due to audit, legal and accounting expense. We also incurred $58,000 of expense related to oil and gas fees.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended June 30, 2021 was $101,408 as compared to $712 of cash used in operating activities for the nine months ended June 30, 2020.

Cash Flows from Financing

For the nine months ended June 30, 2021, we received $20,000 from the sale of common stock and $90,850 from related party loans. In the prior period we received $712 from a related party loan.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no source of revenue, has suffered recurring losses since inception and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. Refer to Note 2 - Summary of Significant Accounting Policies for discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2021, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101	Interactive Data File
101.INS	XBRL Instance Document	This filing.
101.SCH	Inline XBRL Taxonomy Extension Schema	This filing.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	This filing.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	This filing.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	This filing.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	This filing.

*All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

**The XBRL related information in Exhibit 101 will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and will not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as is expressly set forth by specific reference in such filing or document.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SINO AMERICAN OIL COMPANY

Dated: September 17, 2021	By:	/s/ Jeffrey Standen
Jeffrey Standen
Principal Executive Officer and Principal Financial Officer