Form 10-Q/A
period 2021-06-30
Sino American Oil Co
filed 2022-03-16
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note: This Amendment No. 1 to the Form 10-Q/A for the period ended June 30, 2021, is being filed to correct errors in the accounting for equity, including the price per share used to value common stock, and to correctly account for certain liabilities.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AMERICAN OIL COMPANY

Balance Sheets

	June 30, 2021	September 30, 2020
	(unaudited) / (Restated)
ASSETS

Current Assets:
Cash	$9,442	$-
Total Assets	$9,442	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$29,429	$-
Accrued interest	1,308	-
Accrued officer compensation	-	360,000
Accrued compensation - related party	90,000	-
Accrued compensation	90,000	-
Loan payable	53,541	-
Loans payable - related party	46,016	17,414
Total Current Liabilities	310,294	377,414
Total Liabilities	310,294	377,414

Shareholders' Deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 492,640 and 0 shares issued and outstanding; respectively	493	-
Series B preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 11,744,500 and 196,001,500 shares issued and outstanding; respectively	11,174	19,600
Stock subscription receivable	-	(370,050)
Common stock to be issued	20,000	-
Additional paid-in capital	2,091,470	2,012,295
Accumulated deficit	(2,423,989)	(2,039,259)
Total Stockholders’ Deficit	(300,852)	(377,414)
Total Liabilities and Stockholders’ Deficit	$9,442	$-

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Operating Expenses:
Officer compensation	$24,000	$24,000	$74,000	$72,000
Consulting	54,976	-	99,976	-
Consulting - related party	45,000	-	105,365	-
General and administrative	11,302	196	104,081	712
Total operating expenses	135,278	24,196	383,422	72,712

Loss from operations	(135,278)	(24,196)	(383,422)	(72,712)

Other Expense:
Interest expense	(778)	-	(1,308)	-
Total other expense	(778)	-	(1,308)	-

Net Loss	$(136,056)	$(24,196)	$(384,730)	$(72,712)

Net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.04)
Weighted average shares outstanding, basic and diluted	103,072,451	3,795,385	49,737,105	1,808,272

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Changes in Shareholders’ Deficit

For the Nine Months Ended June 30, 2020 and 2021

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Common stock To be Issued	Accumulated Deficit	Total

Balance, September 30, 2019	-	$-	193,534,500	$19,353	$1,641,595	$-	$-	$(1,941,465)	$(280,517)
Net loss	-	-	-	-	-	-	-	(24,341)	(24,341)
Balance, December 31, 2019	-	-	193,534,500	19,353	1,641,595	-	-	(1,965,806)	(304,858)
Net loss	-	-	-	-	-	-	-	(24,174)	(24,174)
Balance, March 31, 2020	-	-	193,534,500	19,353	1,641,595	-	-	(1,989,980)	(329,032
Common stock sold for cash	-	-	2,467,000	247	369,803	(370,050)	-	-	-
Net loss	-	-	-	-	-	-	-	(24,197)	(24,197)
Balance, June 30, 2020	-	$-	196,001,500	$19,600	2,011,398	(370,050)	-	(2,014,177)	(353,229)

Balance, September 30, 2020	-	$-	196,001,500	$19,600	2,012,295	(370,050)	-	(2,039,259)	(377,414)
Net loss	-	-	-	-	-	-	-	(54,854)	(54,854)
Balance, December 31, 2020	-	-	196,001,500	19,600	2,012,295	(370,050)	-	(2,094,113)	(432,268)
Net loss	-	-	-	-	-	-	-	(193,820)	(193,820)
Balance, March 31, 2021	-	-	196,001,500	19,600	2,012,295	(370,050)	-	(2,287,933)	(626,088)
Common stock sold for cash - cancelled	-	-	(2,467,000)	(247)	(369,803)	370,050	-	-	-
Shares issued for services - related party	-	-	3,650,000	365	-	-	-	-	365
Shares issued for services	-	-	2,200,000	220	-	-	-	-	220
Shares issued for debt - related party	-	-	158,680,000	15,868	400,839	-	-	-	416,707
Shares sold for cash	-	-	-	-	-	-	20,000	-	20,000
Common converted to preferred	492,640	246	(246,320,000)	(24,632)	24,139	-	-	-	-
Contributed services	-	-	-	-	24,000	-	-	-	24,000
Net loss	-	-	-	-	-	-	-	(136,056)	(136,056)
Balance, June 30, 2021	492,640	$246	11,744,500	$11,174	$2,091,470	$-	$20,000	$(2,423,989)	$(300,852)

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2021	2020
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(384,730)	$(72,712)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	220	-
Stock issued for services - related party	365	-
Changes in operating assets and liabilities:
Accounts payable	29,429	-
Accrued interest	1,308	-
Accrued compensation	90,000	-
Accrued compensation - related party	90,000	-
Accrued officer compensation	72,000	72,000
Net cash used by operating activities	(101,408)	(712)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	20,000	-
Proceeds from loans payable	53,541	-
Proceeds from loans payable - related party	37,309	712
Net cash provided by financing activities	110,850	712

Net change in cash	9,442	-
Cash at beginning of period	-	-
Cash at end of period	$9,442	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Activities:
Debt converted to common stock	$8,707	$-
Accrued salary converted to common stock	$408,000	$-
Contributed officer salary	$24,000	$-
Interest expense of beneficial conversion feature	$-	$897

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

During the nine months ended June 30, 2021, the Company granted 750,000 shares of common stock for services. The shares were valued $0.0001, for total non-cash stock compensation expense of $75.

During the nine months ended June 30, 2021, the Company sold 8,000 shares of common stock for total cash proceeds of $20,000. As of June 30, 2021, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

During the nine months ended June 30, 2021, the Company granted 1,450,000 shares of common stock for services to White Sands Securities. The shares were valued $0.0001, for total non-cash stock compensation expense of $145.

NOTE 6 - PREFERRED STOCK

Effective June 3, 2019, the Company amended its article of incorporation and authorized 10,000,000 shares of Series A preferred stock, par value $0.001 and 10,000,000 shares of Series B preferred stock, par value $0.001.

Series A Preferred Stock

Each share of Series A is convertible into 1,000 shares of common.

During the nine months ended June 30, 2021, holders of 246,320,000 shares of common stock converted those shares into 492,640 shares of Series A preferred stock.

Series B Preferred Stock

Effective July 14, 2021, the Company, designated its Series B Preferred Stock as voting only shares at 1,000 votes per share.

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

During the nine months ended June 30, 2021, the Company granted 750,000 shares of common stock for services to Triage. The shares were valued $0.0001, for total non-cash stock compensation expense of $75.

During the nine months ended June 30, 2021, the Company granted 1,450,000 shares of common stock for services to Maximum Ventures Holdings LLC. The shares were valued $0.0001, for total non-cash stock compensation expense of $145. Mr. Tang is a member of Maximum Ventures Holdings LLC.

During the nine months ended June 30, 2021, the Company granted 1,450,000 shares of common stock for services to Avatele Group LLC. The shares were valued $0.0001, for total non-cash stock compensation expense of $145. Mr. Tang is a member of Avatele Group LLC.

During the nine months send June 30, 2021, Richard Tang, CEO, advance the Company $494 to pay general operating expenses. The advance is non-interest bearing and due on demand.

During the nine months ended June 30, 2021, the Mr. Tang converted $408,000 of accrued compensation into 150,000,000 shares of common stock. On June 30, 2021, Mr. Tang forgave of $24,000 of accrued compensation due to him. The $24,000 was credited to additional paid in capital.

NOTE 8 - RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the June 30, 2021 financial statements have been restated for the following:

1 - account for an additional payable

2 - correct fair value of shares issued for services

3 - cancel stock granted to former CEO

As of June 30, 2021
	As Reported	Adjusted		As Restated
Balance Sheet:
Cash	$9,442	$-		$9,442
Total Assets	$9,442	$-		$9,442

Accounts payable	$9,429	$20,000	1	$29,429
Accrued interest	1,308	-		1,308
Accrued compensation - related party	90,000	-		90,000
Accrued compensation	90,000	-		90,000
Loan payable	53,541	-		53,541
Loans payable - related party	46,016	-		46,016
Total current liabilities	290,294	20,000		310,294

Series A Preferred stock	246	247		493
Common stock	11,210	(36)		11,174
Common stock to be issued	926,250	(906,250)		20,000
Additional paid-in capital	17,622,346	(15,530,876)	2	2,091,470
Accumulated deficit	(18,840,904)	16,416,915		(2,423,989)
Total stockholders’ deficit	(280,852)	(20,000)		(300,852)
Total liabilities and stockholders' equity	$9,442	$-		$9,442

For the Three Months Ended June 30, 2021
	As Reported	Adjustment		As Restated
Operating Expenses:
Officer compensation	$1,836,500	$(1,812,500)	3	$24,000
Consulting	5,554,756	(5,499,780)	2	54,976
Consulting - related party	9,170,000	(9,125,000)	2	45,000
General and administration expenses	11,302	-		11,302
Total operating expense	16,572,558	(16,437,280)		135,278
Loss from operations	(16,572,558)	16,437,280		(135,278)

Other expense:
Interest expense	(788)	-		(788)
Total other expense	(788)	-		(788)

Net Loss	$(16,573,336)	$16,437,280		$(136,056)

Net loss per share	$(0.16)	$0.16		$(0.00)

Weighted average shares outstanding-basic and diluted	103,215,857	(143,406)		103,072,451

For the Six Months Ended June 30, 2021
	As Reported	Adjustment		As Restated
Operating Expenses:
Officer compensation	$1,884,500	$(1,810,500)	3	$74,000
Consulting	5,599,756	(5,499,780)	2	99,976
Consulting - related party	9,230,000	(9,124,635)	2	105,365
General and administration expenses	86,081	18,000	1	104,081
Total operating expense	16,800,337	(16,416,915)		383,422
Loss from operations	(16,800,337)	16,416,915		(383,422)

Other expense:
Interest expense	(1,308)	-		(1,308)
Total other expense	(1,308)	-		(1,308)

Net Loss	$(16,801,645)	$16,416,915		$(384,703)

Net loss per share	$(0.34)	$0.33		$(0.01)

Weighted average shares outstanding-basic and diluted	49,809,204	(72,099)		49,737,105

NOTE 9 - SUBSEQUENT EVENTS

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

Officer compensation was $24,000 compared to $24,000, for the three months ended June 30, 2021 and 2020, respectively. Officer compensation is accrued at $24,000 per quarter for our CEO. In addition, during the current period we granted 725,000 shares of common stock for total non-cash expense of $725.

Consulting expense was $54,976 compared to $0 for the three months ended June 30, 2021 and 2020, respectively.

Consulting expense - related party was $45,000 compared to $0 for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, we incurred consulting expense of $15,000 per month for services provided by Triage.

General and administrative expense (“G&A”) was $11,302 compared to $196 for the three months ended June 30, 2021 and 2020, respectively. G&A expense increased primarily due to legal expense.

Results of Operations for the Nine Months Ended June 30, 2021, Compared to the Nine Months Ended June 30, 2020

We have not generated any revenue to date.

Officer compensation was $74,000 compared to $72,000 for the nine months ended June 30, 2021 and 2020, respectively. Officer compensation is accrued at $24,000 per quarter for our CEO.

Consulting expense was $99,976 compared to $0 for the nine months ended June 30, 2021 and 2020, respectively. During the nine months ended June 30, 2021.

Consulting expense - related party was $105,365 compared to $0 for the nine months ended June 30, 2021 and 2020, respectively. During the nine months ended June 30, 2021, we incurred consulting expense of $15,000 per month for services provided by Triage.

General and administrative expense (“G&A”) was $104,081 compared to $712 for the nine months ended June 30, 2021 and 2020, respectively. G&A expense increased primarily due to audit, legal and accounting expense. We also incurred $58,000 of expense related to oil and gas fees.

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

SINO AMERICAN OIL COMPANY

Dated: March 16, 2022	By:	/s/ Kim Halvorson
Kim Halvorson
Chief Executive Officer and Director