Form 10-K
period 2021-09-30
Sino American Oil Co
filed 2022-04-07
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

i

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0. There has been little to no trading of the Company’s common shares as of March 31, 2021.

As of March 31, 2022, the Company had 131,524,500 shares of its common stock issued and outstanding.

Auditor Firm ID: 6108	Auditor Name: MICHAEL GILLESPIE & ASSOCIATES, PLLC	Auditor Location: Seattle, WA

ii

iii

Forward Looking Statements

Except for statements of historical fact, the information presented herein constitutes forward-looking statements. These forward-looking statements generally can be identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import.  Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to: successfully commercialize our technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of uncertain general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Risk Factors” enumerated herein. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on our forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business

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

Our Website

www.sinoamericanoil.com

Our Business Objectives

Our principal business objective is to maximize shareholders returns through a combination of (1) sustainable long-term growth in cash flows from distribution of the products described herein, (2) potential long-term appreciation in the value of our properties from capital gains upon potential future sales, (3) other sustainable oil and gas business opportunities which the Board of Directors determines to be beneficial to Company.

Business Overview

Sino American Oil Company believes that Oil and Gas industry is a well understood and vital industry that all Americans agree is vital to the national and world economy. Exploring for inexpensive, economical, and now highlighting, environmentally responsible extraction with limited damage to the land, are actions that the company is committed to perform.

Oil exploration, oil production, oil drilling, oil extraction, and oil Refining operations exist throughout the United States of America and the world. The terms “Hydrocarbon Industry” and the “Oil and Gas industry” are often used interchangeably with “Energy Commodities”.

The Oil and Gas Industry

The oil and gas industry are two of the largest sectors in the world economy in terms of dollar value, generating an estimated trillions of dollars of revenue annually.1 Oil is crucial to the global economic framework, especially for its largest producers: The United States of America, Saudi Arabia, Russia, Canada, and China.

About Hydrocarbons

Crude oil, natural gas and natural gas liquids are made up of “Hydrocarbons” which are naturally occurring substances found in rock in the earth’s crust. These organic raw materials are created by the compression of the remains of plants and animals in sedimentary rocks such as sandstone, limestone and shale.

The sedimentary rock itself is a product of deposits in ancient oceans and other bodies of water. As layers of sediment were deposited on the ocean floor, the decaying remains of plants and animals were integrated into the forming rock. The organic material eventually transforms into Hydrocarbons after being exposed to specific temperatures and pressure ranges deep within the earth’s crust.

Oil and gas are less dense than water, therefore they migrate through porous sedimentary rock toward the earth’s surface. When the Hydrocarbons are trapped beneath less-porous cap rock, an oil and gas reservoir is formed. These reservoirs of oil and gas represent our sources of crude oil and gas.

Hydrocarbons are brought to the surface by drilling through the cap rock and into the reservoir.5 Once the drill bit reaches the reservoir, a productive oil or gas well can be completed and the Hydrocarbons can be produced at the surface.6 When the drilling activity does not find commercially economic quantities of Hydrocarbons, the well is classified as a dry hole, which dry hole is typically plugged and abandoned.

Upstream, Midstream, Downstream

The oil and gas industry are broken down into three main segments: upstream, midstream and downstream.

Upstream

Upstream businesses consist of companies involved in the exploration, development and production of oil and gas. These Upstream companies are often referred to as “E&P Companies” for “exploration and production.”

The upstream segment is characterized by higher risks, high investment capital, extended duration as it takes time to locate and drill, as well as being technologically intensive. Virtually all cash flow and income statement line items of E&P companies are directly related to oil and gas production.

Midstream

Midstream businesses are those that are focused on transportation. They are the ones responsible for moving the extracted raw materials to refineries to process the oil and gas. Midstream companies are characterized by shipping, trucking, pipelines, and storing of the raw materials. The midstream segment is also marked by high regulation, particularly on pipeline transmission, and low capital risk. The segment is also naturally dependent on the success of upstream firms.

Downstream

Downstream businesses are the refineries. These are the companies responsible for removing impurities and converting the oil and gas to products for the general public, such as gasoline, jet fuel, heating oil, and asphalt etc.

1.Cited from https://www.investopedia.com/investing/oil-gas-industry-overview/ IBISWorld. “Global Biggest Industries by Revenue in 2020.” Accessed April 19, 2020. https://www.ibisworld.com/global/industry-trends/biggest-industries-by-revenue/

2.U.S. Energy Information Administration. “What countries are the top producers and consumers of oil?” Accessed April 19, 2020. https://www.eia.gov/tools/faqs/faq.php?id=709&t=6

3.North Dakota Mineral Resources, North Dakota Geological Survey Newsletter. “The Origin of Oil,” Pages 1-3. Accessed April 19, 2020. https://www.dmr.nd.gov/ndgs/documents/newsletter/NL04S/PDF/origin.pdf

4.ScienceDirect. “Porous Rock.” Accessed April 19, 2020. https://www.sciencedirect.com/topics/engineering/porous-rock

5.Energy Education. “Cap rock.” Accessed April 19, 2020. https://energyeducation.ca/encyclopedia/Cap_rock

Market Competition and Partnership Opportunities

Sino American Oil Company is an American company and seeks acquisition of oil and/or natural gas properties to develop and produce. Develop and Produce means to explore, discover areas for extraction, and the logistics that involve taking the oil and/or gas from under the ground to the proper refineries. It may also involve seeking partnership opportunities because oil projects can come in small, medium, large, and international sizes and multi-corporation efforts may be required for expensive and complex drilling activities.

The Company’s /Operator Liability

Liability is a significant concern for oil and gas exploration and development companies. Increased regulations are in place to ensure that the Operators are environmentally responsible and financially sound to handle their obligations to population. Sino American Oil Company will have in place the maximum amount of Operator liability, environmental, surface and underground blow out insurance. Operator Liability involves municipal Occupational Safety and Hazard regulations (OSHA), and using safety equipment and a plan for safety for all workers. The Company has consultants that have Confined Space and Advanced Rescue, oxygen monitoring experts, and power (electricity) designers that can aid in the configuration of egress and ingress safety of mines, wells, and craters and seams.

The Life Cycle of a Well:

Every company that explores for and develops oil and natural gas resources is financially responsible for safely managing each well it drills, as well as any associated facilities. This is law in all of Canada and United States.

This includes all stages of a well’s life cycle: exploration, development, and operation, as well as end-of-life activities including abandonment and reclamation. When an oil or natural gas well is no longer productive, the operating company is required by regulations to remove equipment and reclaim the site. Regulatory requirements are documented under various government acts.

Definitions and well Classifications:

•Active - a well that is currently producing oil or natural gas.

•Inactive - a well or associated facility where activities have stopped due to technical or economic reasons. Not all sites in this category are orphaned. Many may be brought into production again at a later date.

•Suspended - a well that is not currently producing, has been safely secured, but may produce in the future.

•Abandoned - a site that is permanently dismantled (plugged, cut and capped) and left in a safe and secure condition, in accordance with all applicable governing regulations.

•Remediation - the process of cleaning up a contaminated well site to meet specific soil and groundwater standards.

•Reclamation Certified (Rec Cert) - well sites that are remediated and reclaimed to the regulatory standard of the day.

•Orphan - a well or facility confirmed not to have anyone responsible or able to deal with its abandonment and reclamation.

Covering the Costs of Orphan Wells:

Abandoned, inactive and suspended wells have an identifiable owner, the licensee, and are financially managed by the licensee through to end-of-life activities. To protect against licensees whose businesses failed and are unable to cover the costs for abandonment and reclamation every industry Operator pays into the “Orphan Well Fund” so that there will be funds available for the applicable governmental authority to properly abandon and reclaim an orphan well.

Other Considerations

Oil and Gas enterprises may involve a variety of other legal issues, depending largely on the activities involved and the laws of the state/province of where the exploration, development and production occurs. This Company plans to obtain abide by all appropriate applicable public health and safety laws of the said state/province.

Other Considerations

Oil and Gas enterprises (meaning conglomerates and companies that do a specific type of oil production and/or refinement) may involve a variety of other legal issues, depending largely on the activities involved and the laws of the state of where the extraction occurs. This Company plans to obtain all appropriate public health and safety laws of the said state.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Properties

We do not own any real estate property.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.0001 per share (the “Common Stock”), is currently listed to trade on the OTC Markets Group OTC Pink tier under the symbol “OILY”.

(a) Holders

As of January 8, 2021, we had approximately 91 shareholders of record of our common stock.

(b) Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

(c) Securities authorized for issuance under equity compensation plans

None

Recent Issuances of Unregistered Securities

During the year ended September 30, 2021, the Company granted 2,950,000 shares of common stock for services. The shares were valued $0.0001, for total non-cash stock compensation expense of $295.

During the year ended September 30, 2021, the Company sold 8,000 shares of common stock for total cash proceeds of $20,000. As of September 30, 2021, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to White Sands Securities. The shares were valued $0.0001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145.

During the year ended September 30, 2021, the Company granted 750,000 shares of common stock for services to Triage. The shares were valued $0.001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $75.

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to Maximum Ventures Holdings LLC. The shares were valued $0.001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145. Richard Tang, Treasurer, is a member of Maximum Ventures Holdings LLC.

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to Avatele Group LLC. The shares were valued $0.0001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145. Mr. Tang is a member of Avatele Group LLC.

Item 6. [Reserved]

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

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

Results of Operations for the Year Ended September 30, 2021, compared to the Year Ended September 30, 2020

We have not generated any revenue to date.

Officer compensation was $74,000 compared to $96,000, for the year ended September 30, 2021 and 2020, respectively. Officer compensation is accrued at $24,000 per quarter for our CEO.

Consulting expense was $386,237 compared to $0 for the year ended September 30, 2021 and 2020, respectively. Consulting expense has increased as the Company begins to undertake activities in the oil and gas industry.

Consulting expense - related party was $150,365 compared to $0 for the years ended September 30, 2021 and 2020, respectively. In the current year we incur consulting expense of $15,000 per month for services provided by Triage.

General and administrative expense (“G&A”) was $126,042 compared to $897 for the year ended September 30, 2021 and 2020, respectively. G&A expense has increased in large part due to professional fees.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for year ended September 30, 2021 was $230,519 compared to $897 of cash used in operating activities for year ended September 30, 2020.

Cash Flows from Financing

For the year ended September 30, 2021, we received $20,000 from the sale of common stock and $42,886 from related party loans and $167,643 from other loans. In the prior period we received $897 from a related party loan.

Outstanding loans as of September 30, 2021

During the year ended September 30, 2021, White Sands Securities loaned the Company $53,541 through a note payable and cash advances. A portion of the loan is accruing interest at 8% per year. As of September 30, 2021, total accrued interest is $2,095.

On September 1, 2021, the Company entered into a loan agreement with Home Run Oil and Gas, Inc. (“Home Run”).n Home Run loaned the company $114,103 ($150,000CAN). The loan in non-interest bearing and is due on or before November 30, 2021.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Sino American Oil Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sino American Oil Company as of September 30, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Common Stock Issued for Services

As discussed in Note 5 and 7 to the financial statements, the Company issued common stock for payment for services.  At the time of such issuances, the Company’s common stock did not trade in an active market.  Accordingly, the determination of fair value of the Company’s common stock was determined by a third-party specialist.

The valuation of common stock off a non-trading company requires significant judgment in weighting the various indicators of fair value. In this case, the specialist determined a cost approach was appropriate and significant assumptions utilized in the valuation included total invested equity capital, outstanding debt, and applicability of a discount for lack of marketability.

We determined that auditing the fair value of common stock issued for services was a critical audit matter as auditing the appropriateness of the valuation model and significant assumptions required significant auditor judgment and specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, but were not limited to, the following:

We evaluated management’s and the third-party specialist’s process for the selection of the valuation methodology and the methods and significant assumptions used by management;

•We evaluated the reasonableness of the valuation methodology used;

•We evaluated the reasonableness of the inputs subject to assumptions and verified the accuracy and completeness of those inputs to the underlying transaction data utilized in the valuation of the common stock and verified; and

•We assessed the knowledge and ability of the Company’s specialist, including their independence to the Company.

Going Concern

As described further in Note 3 to the financial statements, the Company has incurred losses from inception through September 30, 2021 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2020.

Seattle, Washington

April 1, 2022

SINO AMERICAN OIL COMPANY

Balance Sheets

	September 30, 2021	September 30, 2020

ASSETS

Current Assets:
Cash	$10	$-
Total Assets	$10	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$43,958	$-
Accrued interest	2,095	-
Accrued officer compensation	-	360,000
Accrued compensation - related party	135,000	-
Accrued compensation	135,000	-
Loans payable	167,644	-
Loans payable - related party	51,592	17,414
Total Current Liabilities	535,289	377,414
Total Liabilities	535,289	377,414

Shareholders' Deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 492,640 and 0 shares issued and outstanding; respectively	493	-
Series B preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 113,944,500 and 196,001,500 shares issued and outstanding; respectively	11,394	19,600
Stock subscription receivable	-	(370,050)
Common stock to be issued	20,000
Additional paid-in capital	2,091,470	2,012,295
Accumulated deficit	(2,658,636)	(2,039,259)
Total Stockholders’ Deficit	(535,279)	(377,414)
Total Liabilities and Stockholders’ Deficit	$10	$-

The accompanying notes are an integral part of these financial statements.

SINO AMERICAN OIL COMPANY

Statements of Operations

	For the Years Ended
	September 30,
	2021	2020

Operating Expenses:
Officer compensation	$74,000	$96,000
Consulting	386,237	-
Consulting - related party	150,375	-
General and administrative	126,042	897
Total operating expenses	736,644	96,897

Loss from operations	(736,644)	(96,897)

Other Income (Expense):
Interest expense	(2,095)	(897)
Gain on forgiveness of debt	119,362	-
Total other income (expense)	117,267	(897)

Net Loss	$(619,377)	$(97,794)

Net loss per share, basic and diluted	$(0.12)	$(0.00)
Weighted average shares outstanding, basic and diluted	4,982,315	193,534,500

The accompanying notes are an integral part of these financial statements.

SINO AMERICAN OIL COMPANY

Statements of Changes in Shareholders’ Equity (Deficit)

September 30, 2021 and 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Common stock To be Issued	Accumulated Deficit	Total

Balance, September 30, 2019	-	$-	193,534,500	$19,353	$1,641,595	$-	$-	$(1,941,465)	$(280,517)
Common stock sold for cash	-	-	2,467,000	247	369,803	(370,050)	-	-	-
Beneficial conversion feature			-	-	897	-	-	-	897
Net loss	-	-	-	-	-	-	-	(97,794)	(97,794)
Balance, September 30, 2020	-	$-	196,001,500	19,600	2,012,295	(370,050)	-	(2,039,259)	(377,414)

Common stock sold for cash - cancelled	-	-	(2,467,000)	(247)	(369,803)	370,050	-	-	-
Shares issued for services - related party	-	-	3,650,000	365	-	-	-	-	365
Shares issued for services	-	-	4,400,000	440	-	-	-	-	440
Shares issued for debt - related party	-	-	158,680,000	15,868	400,839	-	-	-	416,707
Shares sold for cash	-	-	-	-	-	-	20,000	-	20,000
Common converted to preferred	492,640	493	(246,320,000)	(24,632)	24,139	-	-	-	-
Contributed services	-	-	-	-	24,000	-	-	-	24,000
Net loss	-	-	-	-	-	-	-	(619,377)	(619,377)
Balance, September 30, 2021	492,640	$493	113,944,500	$11,394	$2,091,470	$-	$20,000	$(2,658,636)	$(535,279)

The accompanying notes are an integral part of these financial statements.

SINO AMERICAN OIL COMPANY

Statements of Cash Flows

	For the Years Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(619,377)	$(97,794)
Adjustments to reconcile net loss to net cash used by operating activities:
Beneficial conversion feature expense	-	897
Stock issued for services	440	-
Stock issued for services - related party	365	-
Changes in operating assets and liabilities:
Accounts payable	43,958	-
Accrued interest	2,095	-
Accrued compensation	135,000	-
Accrued compensation - related party	135,000	-
Accrued officer compensation	72,000	96,000
Net cash used by operating activities	(230,519)	(897)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	20,000	-
Proceeds from loans payable	167,643	-
Proceeds from loans payable - related party	42,886	897
Net cash provided by financing activities	230,529	897

Net change in cash	10	-
Cash at beginning of period	-	-
Cash at end of period	$10	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Activities:
Debt converted to common stock	$8,707	$-
Accrued salary converted to common stock	$408,000	$-
Contributed officer salary	$24,000	$-
Interest expense of beneficial conversion feature	$-	$897

The accompanying notes are an integral part of these financial statements.

SINO AMERICAN OIL COMPANY

Notes to Financial Statements

September 30, 2021

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Sino American Energy Company (the “Company”) was incorporated as Raphael Industries Ltd. on October 31, 2005 under the laws of the State of Nevada. On November 11, 2010 the Company changed its name to Sino American Oil Company in anticipation of the Company’s new business direction, the exploration for oil and gas.

The company has re-domiciled its corporate status from Nevada to Wyoming in August 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2021.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the years ended September 30, 2021 and 2020, the Company’s basis and diluted net loss per share are the same as the inclusion of any dilutive shares would be anti-dilutive due to the Company’s net loss.

Stock-based Compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation - Stock Compensation” (Topic 718), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no source of revenue, has suffered recurring losses since inception and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 - LOAN PAYABLE

During the year ended September 30, 2021, White Sands Securities loaned the Company $53,541 through a note payable and cash advances. A portion of the loan is accruing interest at 8% per year. As of September 30, 2021, total accrued interest is $2,095.

On September 1, 2021, the Company entered into a loan agreement with Home Run Oil and Gas, Inc. (“Home Run”). Home Run loaned the company $114,103 ($150,000 CAD). The loan in non-interest bearing and is due on or before November 30, 2021.

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

During the year ended September 30, 2021, the Company granted 2,950,000 shares of common stock for services. The shares were valued $0.0001, for total non-cash stock compensation expense of $295.

During the year ended September 30, 2021, the Company sold 8,000 shares of common stock for total cash proceeds of $20,000. As of September 30, 2021, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to White Sands Securities. The shares were valued $0.0001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145.

Refer to Note 7 for shares issued to related parties.

NOTE 6 - PREFERRED STOCK

Effective June 3, 2019, the Company amended its article of incorporation and authorized 10,000,000 shares of Series A preferred stock, par value $0.001 and 10,000,000 shares of Series B preferred stock, par value $0.001.

Series A Preferred Stock

Each share of Series A is convertible into 1,000 shares of common.

During the year ended September 30, 2021, holders of 246,320,000 shares of common stock converted those shares into 492,640 shares of Series A preferred stock.

Series B Preferred Stock

Effective July 14, 2021, the Company, designated its Series B Preferred Stock as voting only shares at 1,000 votes per share.

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 18, 2017, the Company entered into a Convertible Loan Agreement with Kim Halvorson, CEO. The loan agreement was entered into pursuant to Ms. Halvorson’s agreement to fund the initial expenses of the Company. Per the terms of the agreement any funds loaned to the company or paid out on behalf of the Company will be convertible into shares of common stock at $0.0001 per share. The loans are due on demand and non-interest bearing. The Company accounted for the initial conversion feature as a beneficial conversion feature. A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible, with the resulting expense not to exceed the loan amount.  The Company accounted for an additional beneficial conversion feature expense of $897 and $9,566 for the years ended September 30, 2020, and 2019, respectively. The amount was immediately expensed to interest expense with a credit to additional paid in capital.  During the year ended September 30, 2021, Ms. Halvorson and Triage MicroCap Advisors LLC (“Triage”) (a company owned by Ms. Halvorson) loaned the Company an additional $33,684 and converted $8,707 into 8,680,000 shares of common stock. As of September 30, 2021 and 2020, the balance due to Ms. Halvorson is $51,097 and $17,414, respectively.

During the year ended September 30, 2021, the Company granted 750,000 shares of common stock for services to Triage. The shares were valued $0.001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $75.

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to Maximum Ventures Holdings LLC. The shares were valued $0.001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145. Richard Tang, Treasurer, is a member of Maximum Ventures Holdings LLC.

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to Avatele Group LLC. The shares were valued $0.0001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145. Mr. Tang is a member of Avatele Group LLC.

During the year ended September 30, 2021, Mr. Tang, advance the Company $494 to pay general operating expenses. The advance is non-interest bearing and due on demand.

During the year ended September 30, 2021, Mr. Tang converted $408,000 of accrued compensation into 150,000,000 shares of common stock. On June 30, 2021, Mr. Tang, forgave of $24,000 of accrued compensation due to him. The $24,000 was credited to additional paid in capital.

NOTE 8 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

Net deferred tax assets consist of the following components as of September 30:

	2021	2020
Federal income tax benefit attributable to:
Current Operations	$130,000	$20,500
Less: valuation allowance	(130,000)	(20,500)
Net provision for Federal income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$558,200	$428,200
Less: valuation allowance	(558,200)	(428,200)
Net deferred tax asset	$-	$-

At September 30, 2021, the Company had net operating loss carry forwards of approximately $558,200 that may be offset against future taxable income from the year 2022 to 2028. No tax benefit has been reported in the September 30, 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that no additional material subsequent events exist other than the following.

Subsequent to September 30, 2021, Richard Tang loaned the Company $20,000. The loan is intended to be short term and is non-interest bearing.

Subsequent to September 30, 2021, Ms. Halvorson loaned the Company $20,000. The loan is intended to be short term and is non-interest bearing.

On November 15, 2021, the Company issued 80,000 shares of common stock to Dennis Eubanks per the terms of a MOU between the Company and Estacado Energy, LLC.

Subsequent to September 30, 2021, White Sands loaned the Company $30,000. The loan is intended to be short term and is non-interest bearing.

Effective March 7, 2022, Mr. Richard Tang has resigned as Treasurer and officer, and all roles relating to Sino American Oil Company.

Effective March 14, 2022, the Company appointed Boriss Aleksandrov as Treasurer and Director of the Company. Mr. Aleksandrov was issued 17,500,000 shares of common stock as incentive to serve in these positions.

Subsequent to September 30, 2021, the Company paid $50,000 to Estacado Energy, LLC per the terms of a MOU between the Company and Estacado Energy, LLC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of September 30, 2021, these disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of September 30, 2021, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period September 30, 2021.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year September 30, 2021, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions;

•Due to our size and scope of operations, we currently do not have an independent audit committee in place;

•Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names of our director and executive officers as of January 8, 2022, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Kim Halvorson (1)	57	Chief Executive Officer
Queenie Wong	49	Director (appointed October 2021)
Jeffrey Standen (2)	68	Former Chief Executive Officer and Chairman
Richard Tang (3)	44	Former Chief Executive Officer and Chairman, current Treasurer

(1)Ms. Halvorson was appointed CEO on September 30, 2021.

(2)On January 31, 2021 Jeffrey Standen was appointed to the Board of Director, and as President and Chief Executive Officer, and Chairman of the Board of the Company. Mr. Standen resigned all positions on September 30, 2021.

(3)On January 31, 2021, Richard Tang stepped down as Chief Executive.

Kim Halvorson

Ms. Halvorson, 57, has a background in all aspects of publicly traded companies. With a twenty-year history of smart and scalable investments she positions them to grow with the right capital structures and a solid corporate management team. From early-stage startups, strategic partnerships or raising capital for her companies, she strongly represents the need for corporate compliance and transparency at every step. She prides herself in taking an interest in every company, allowing her to guide companies in compliance, mergers and acquisitions, and raising funding through Regulation Form 1-A offerings. She has been a CEO and CFO of several publicly traded companies and continues to add value as an active board member for many OTC Markets listed Companies. She is the founder and managing director of Triage Microcap Advisers, LLC, where she oversees compliance and corporate fillings for several clients. In her previous roles, she has held various management positions in the Healthcare Technology and Emerging Biotechnology sectors. She was the founding partner in Triage Venture Capital, LLC out of Austin, TX, prior to starting her own venture capital firm. Ms. Halvorson loves all aspects of the start-up environment and enjoys the creativity and strength it takes to build real revenue generating companies as a serial entrepreneur with a love of finding future trends and emerging markets. She is active in her local community and ran and been elected to publicly held positions in the State of Washington. Ms. Halvorson attended Seattle Pacific University with a BS in Business and Entrepreneurship.

Queenie Wong

Queenie Wong, 49, a Hong Kong SAR citizen and a graduate scholar from Hong Kong University with a degree in hotel management. She has experience in international business specializing in commodities brokering and is fluent in Chinese and Russian. Ms. Wong is experienced in the sourcing and procurement of goods for overseas manufacturing augmented with a strong logistics background. Her background includes working internationally for large global companies in the hospitality industry. She has worked with internationally known industry leaders such as JW Marriott International, Mira Hotels, Empire Hotels based in Hong Kong and Hotel Bela Vista Hotels in Macau. Ms. Wong’s business background coupled with multiple languages enhances her ability to add value to many internationally driven companies who require procurement, logistics and language skills.

Jeffrey L. Standen, B.A.

Graduated from the University of Alberta in 1976 with a B.A. degree (Economics). A Petroleum Landman with over 40 years of domestic and international industry experience. Mr. Standen is currently the President of Kinghorn Resources Ltd., which is a consulting company that provides financial, management and operating expertise and services to the oil and gas industry. It owns no working interests and/or royalty interests in any oil and gas properties. It is not a designated/recognized Operator and therefore has no liabilities as an Operator. Kinghorn Resources Ltd. has no conflict of interests in its relationship with the Company.

Richard Tang, B. Sc CPSC, CISSP

Richard Tang, 44 years of age, and is a Canadian-born citizen. He holds accolades and has a Bachelor of Science degree in the field of Computer Science. He has studied and has majors and minors in organic chemistry and statistics. Mr. Tang has certifications relevant to the Occupational Safety and Hazard aspect of Oil and Gas, as well as relevant expert knowledge of Advanced Rescue and Confined Space, Draeggar Calibrator (for oxygen, and organic hazardous gas detection), fitment tester, for Workers Compensation and Work Safe BC. This is applicable for physical on-premises work on the fields, whether it be in ocean, sub-terrain, on land, or at shore, or on-barge. Mr. Tang also has mechanical experience in Hydraulics and fluid dynamics and studied Electrical fields level 1, some working knowledge of industrial refrigeration, HVAC. He also has software and hardware expertise and has a good reputation in the software fields: PKI (Private Key Interface/ SSL / encryption), banking and fraud detection of credit card processing, and programming PLC (programmable logic controllers).

Today, Mr. Tang is very involved in compliance, and consults for companies so that they stay compliant, and have autonomy through software automation and creates foundations so that the companies can be as highly automated and has the least amount of software and corporate risk as possible.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors, to the fullest extent, permitted by Wyoming law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended September 30, 2021, we believe all necessary forms have been filed.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been personally involved in any of the following events during the past ten years:

•any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

Board Committees

Our board does not currently have a standing Audit Committee, Compensation Committee or Nominating/Corporate Governance Committee due the board’s limited size and the Company’s limited operations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our Board, it is not practical for us to have committees other than those described above, or to have more than two directors on such committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and our committees and allocate responsibilities accordingly.

Code of Ethics

We have not adopted a code of ethics due to our limited size. We intend to adopt a code of ethics when warranted.

Item 11. Executive Compensation

Summary Compensation

The following table provides information as to cash compensation (paid or accured) of all executive officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Standen	2021	2,000	0	0	0	0	0	0	2,000
(former CEO)	2020	0	0	0	0	0	0	0	0
Richard Tang	2021	72,000	0	0	0	0	0	0	72,000
(former CEO)	2020	96,000	0	0	0	0	0	0	96,000
Kim Halvorson	2021	150,000	0	75(1)	0	0	0	0	150,075
(COO)	2020	0	0	0	0	0	0	0	0

(1)750,000 shares issued to Triage Microcap Advisors LLC, a company owned by Ms. Halvorson. Salary is accrued for Triage.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2021.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 8, 2021, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock	Percent of Class
Richard Tang, Treasurer (3)	17,360,000	15.22%
Kim Halvorson, CEO	4,550,000	3.99%
All Officers and Directors as a Group (2 persons)	21,910,000	19.21%

Organic Capital Ventures LLC	19,500,000	17.10%
Avatele Group LLC	16,450,000	14.43%
All Others as a Group (2 persons)	35,950,000	31.53%

(1)Beneficial ownership is calculated based on 114,024,500 shares of common stock issued and outstanding as of the date hereof.

(2)The address for each of the officers and directors is c/o Sino American Oil Company, 2123 Pioneer Ave Cheyenne, WY 82001

(3)Includes 8,680,000 shares owned by Anna Tang, wife of Richard Tang. Mr. Tang also owns 282,640 shares of Series A preferred stock. Each share of Series A is convertible into 1,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On April 18, 2017, the Company entered into a Convertible Loan Agreement with Kim Halvorson, CEO. The loan agreement was entered into pursuant to Ms. Halvorson’s agreement to fund the initial expenses of the Company. Per the terms of the agreement any funds loaned to the company or paid out on behalf of the Company will be convertible into shares of common stock at $0.0001 per share. The loans are due on demand and non-interest bearing. The Company accounted for the initial conversion feature as a beneficial conversion feature. A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible, with the resulting expense not to exceed the loan amount.  The Company accounted for an additional beneficial conversion feature expense of $897 and $9,566 for the years ended September 30, 2020, and 2019, respectively. The amount was immediately expensed to interest expense with a credit to additional paid in capital.  During the year ended September, 2021, Ms. Halvorson and Triage MicroCap Advisors LLC (“Triage”) (a company owned by Ms. Halvorson) loaned the Company an additional $33,684 and converted $8,707 into 8,680,000 shares of common stock. As of September 30, 2021 and 2020, the balance due to Ms. Halvorson is $51,097 and $17,414, respectively.

During the year ended September 30, 2021, the Company granted 750,000 shares of common stock for services to Triage. The shares were valued $0.0001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $75.

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to Maximum Ventures Holdings LLC. The shares were valued $0.0001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145. Richard Tang, Treasurer, is a member of Maximum Ventures Holdings LLC.

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to Avatele Group LLC. The shares were valued $0.0001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145. Mr. Tang is a member of Avatele Group LLC.

During the year ended September 30, 2021, Mr. Tang, advance the Company $494 to pay general operating expenses. The advance is non-interest bearing and due on demand.

During the year ended September 30, 2021, the Company Mr. Tang converted $408,000 of accrued compensation into 150,000,000 shares of common stock. On June 30, 2021, Mr. Tang forgave $24,000 of accrued compensation due to him. The $24,000 was credited to additional paid in capital.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Michael Gillespie & Associates, PLLC for the audit and review of our financial statements for the fiscal years ended September 30, 2021 and 2020 amounted to $16,000 and $0, respectively.

Audit-Related Fees

During the fiscal years ended September 30, 2021 and 2020 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended September 30, 2021 and 2020 was $0.

All Other Fees

During the fiscal years ended September 30, 2021 and 2020, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The audited financial statements of Sino American Oil Company are included in this report under Item 8.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Section 1350 Certification	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SINO AMERICAN OIL COMPANY

Dated: April 7, 2022	By:	/s/ Kim Halvorson
Kim Halvorson
Chief Executive Officer and Director