Form 10-Q
period 2021-12-31
Sino American Oil Co
filed 2022-04-11
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 7, 2022, there were 131,524,500 shares of common stock, $0.0001 par value, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AMERICAN OIL COMPANY

Balance Sheets

	December 31, 2021	September 30, 2021
	(unaudited)
ASSETS

Current Assets:
Cash	$5,644	$10
Total Assets	$5,644	$10

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$42,120	$43,958
Accrued interest	2,882	2,095
Accrued compensation - related party	180,000	135,000
Accrued compensation	180,000	135,000
Loan payable	189,492	167,644
Loans payable - related party	71,592	51,592
Total Current Liabilities	666,086	535,289
Total Liabilities	666,086	535,289

Shareholders' Deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 492,640 and 0 shares issued and outstanding; respectively	493	493
Series B preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 114,024,500 and 113,944,500 shares issued and outstanding; respectively	11,402	11,394
Common stock to be issued	20,000	20,000
Additional paid-in capital	2,091,470	2,091,470
Accumulated deficit	(2,783,807)	(2,658,636)
Total Stockholders’ Deficit	(660,442)	(535,279)
Total Liabilities and Stockholders’ Deficit	$5,644	$10

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31,
	2021	2020

Operating Expenses:
Consulting	$45,000	$24,000
Consulting - related party	45,000	15,000
General and administrative	34,384	15,894
Total operating expenses	124,384	54,854

Loss from operations	(124,384)	(54,854)

Other Expense:
Interest expense	(787)	-
Total other expense	(787)	-

Net Loss	$(125,171)	$(54,854)

Net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	114,021,974	193,534,500

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Changes in Shareholders’ Equity (Deficit)

For the Three Months Ended December 31, 2020 and 2021

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total

Balance, September 30, 2020	-	$-	196,001,500	$19,600	$2,012,295	$(370,050)	$(2,039,259)	$(377,414)
Stock subscription cancelled	-	-	(2,467,000)	(247)	(369,803)	370,050	-	-
Net loss	-	-	-	-	-	-	(54,854)	(54,854)
Balance, December 31, 2020	-	$-	193,534,500	19,353	$1,642,492	$-	$(2,094,113)	$(432,268)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common stock To be Issued	Accumulated Deficit	Total

Balance, September 30, 2021	492,640	$493	113,944,500	$11,394	$2,091,470	$20,000	$(2,658,636)	$(535,279)
Shares issued for services	-	-	80,000	8	-	-	-	8
Net loss	-	-	-	-	-	-	(125,171)	(125,171)
Balance, December 31, 2021	492,640	$493	114,024,500	$11,402	$2,091,470	$20,000	$(2,783,807)	$(660,442)

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(125,171)	$(54,854)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	8	-
Changes in operating assets and liabilities:
Accounts payable	(1,838)	-
Accrued interest	787	-
Accrued compensation	45,000	-
Accrued compensation - related party	45,000	-
Accrued officer compensation	-	24,000
Net cash used by operating activities	(36,214)	(30,854)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	21,848	-
Proceeds from loans payable - related party	20,000	30,854
Net cash provided by financing activities	41,848	30,854

Net change in cash	5,634	-
Cash at beginning of period	10	-
Cash at end of period	$5,644	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Notes to Financial Statements

December 31, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2022. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes for the full year ended September 30, 2021.

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

NOTE 4 - LOAN PAYABLE

As of December 31, 2021, White Sands Securities has loaned the Company $75,389 through a note payable and cash advances. A portion of the loan is accruing interest at 8% per year. As of December 31, 2021 and September 30, 2021, there is $2,882 and $2,095 of accrued interest, respectively.

On September 1, 2021, the Company entered into a loan agreement with Home Run Oil and Gas, Inc. (“Home Run”). Home Run loaned the company $114,103 ($150,000 CAD). The loan in non-interest bearing and is due on or before November 30, 2021. This loan is currently past due.

NOTE 5 - COMMON STOCK

On November 15, 2021, the Company issued 80,000 shares of common stock to Dennis Eubanks per the terms of a MOU between the Company and Estacado Energy, LLC. The shares were valued at $0.0001, for total expense of $8.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 18, 2017, the Company entered into a Convertible Loan Agreement with Kim Halvorson, CEO. The loan agreement was entered into pursuant to Ms. Halvorson’s agreement to fund the initial expenses of the Company. Per the terms of the agreement any funds loaned to the company or paid out on behalf of the Company will be convertible into shares of common stock at $0.0001 per share. The loans are due on demand and non-interest bearing. During the year ended September 30, 2021, Ms. Halvorson and Triage MicroCap Advisors LLC (“Triage”) (a company owned by Ms. Halvorson) loaned the Company an additional $33,684 and converted $8,707 into 8,680,000 shares of common stock. During the three months ended December 31, 2021, Ms. Halvorson loaned the Company an additional $10,000. As of December 31, 2021 and September 30, 2021, the balance due to Ms. Halvorson is $61,097 and $51,097, respectively.

During the year ended September 30, 2021, Mr. Tang, advance the Company $494 to pay general operating expenses. The advance is non-interest bearing and due on demand. During the three months ended December 31, 2021, Mr. Tang loaned the Company an additional $10,000. As of December 31, 2021 and September 30, 2021, the balance due to Ms. Tang is $10,494 and $494, respectively.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that no additional material subsequent events exist other than the following.

Subsequent to December 31, 2021, Richard Tang loaned the Company $10,000. The loan is intended to be short term and is non-interest bearing.

Subsequent to December 31, 2021, Ms. Halvorson loaned the Company $10,000. The loan is intended to be short term and is non-interest bearing.

Subsequent to December 31, 2021, White Sands loaned the Company $10,000. The loan is intended to be short term and is non-interest bearing.

Effective March 7, 2022, Mr. Richard Tang has resigned as Treasurer and officer, and all roles relating to Sino American Oil Company.

Effective March 14, 2022, the Company appointed Boriss Aleksandrov as Treasurer and Director of the Company. Mr. Aleksandrov was issued 17,500,000 shares of common stock as incentive to serve in these positions.

Subsequent to December 31, 2021, the Company paid $25,000 to Estacado Energy, LLC per the terms of a MOU between the Company and Estacado Energy, LLC.

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

Results of Operations for the Three Months Ended December 31, 2021, Compared to the Three Months Ended December 31, 2020

We have not generated any revenue to date.

Consulting expense was $45,000 compared to $24,000 for the three months ended December 31, 2021 and 2020, respectively. During the three months ended December 31, 2021, we had one additional consultant working with the Company.

Consulting expense - related party was $45,000 compared to $15,000 for the three months ended December 31, 2021 and 2020, respectively. We incur consulting expense of $15,000 per month for services provided by Triage.

General and administrative expense (“G&A”) was $34,384 compared to $54,854 for the three months ended December 31, 2021 and 2020, respectively. G&A expense increased in the current period due to expenditures related to moving into the oil and gas industry.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended December 31, 2021 was $36,214 as compared to $30,854 of cash used in operating activities for the three months ended December 31, 2020.

Cash Flows from Financing

For the three months ended December 31, 2021, we received $20,000 from related party loans and $21,848 from other loans. In the prior period we received $30,854 from related party loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2021, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

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

SINO AMERICAN OIL COMPANY

Dated: April 11, 2022	By:	/s/ Kim Halvorson
Kim Halvorson
Chief Executive Officer and Director