Form 10-Q
period 2022-03-31
Sino American Oil Co
filed 2022-05-03
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 22, 2022, there were 131,524,500 shares of common stock, $0.0001 par value, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AMERICAN OIL COMPANY

Balance Sheets

	December 31, 2022	September 30, 2021
	(unaudited)
ASSETS

Current Assets:
Cash	$1,788	$10
Total Assets	$1,788	$10

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$52,733	$43,958
Accrued interest	3,652	2,095
Accrued compensation - related party	225,000	135,000
Accrued compensation	225,000	135,000
Loan payable	199,492	167,644
Loans payable - related party	91,592	51,592
Total Current Liabilities	797,469	535,289
Total Liabilities	797,469	535,289

Shareholders' Deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 492,640 and 0 shares issued and outstanding; respectively	493	493
Series B preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 131,524,500 and 113,944,500 shares issued and outstanding; respectively	13,152	11,394
Common stock to be issued	20,000	20,000
Additional paid-in capital	2,091,470	2,091,470
Accumulated deficit	(2,920,796)	(2,658,636)
Total Stockholders’ Deficit	(795,681)	(535,279)
Total Liabilities and Stockholders’ Deficit	$1,788	$10

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Operating Expenses:
Officer compensation	$-	$26,000	$-	$50,000
Consulting	45,000	45,000	90,000	45,000
Consulting - related party	45,000	45,365	90,000	60,365
General and administrative	46,219	76,925	80,603	92,779
Total operating expenses	136,290	193,290	260,603	248,144

Loss from operations	(124,384)	(193,290)	(260,603)	(248,144)

Other Expense:
Interest expense	(770)	(530)	(1,557)	(530)
Total other expense	(770)	(530)	(1,557)	(530)

Net Loss	$(136,989)	$(193,820)	$(262,160)	$(248,674)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	116,941,167	194,305,056	114,244,665	193,929,099

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Changes in Shareholders’ Equity (Deficit)

For the Three Months Ended December 31, 2020 and 2021

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total

Balance, September 30, 2020	-	$-	196,001,500	$19,600	$2,012,295	$(370,050)	$(2,039,259)	$(377,414)
Stock subscription cancelled	-	-	(2,467,000)	(247)	(369,803)	370,050	-	-
Net loss	-	-	-	-	-	-	(54,854)	(54,854)
Balance, December 31, 2020	-	-	193,534,500	19,353	1,642,492	-	(2,094,113)	(432,268)
Shares issued for services - related party	-	-	3,650,000	365	-	-	-	365
Net loss	-	-	-	-	-	-	(193,820)	(193,820)
Balance, March 31, 2021	-	$-	197,184,500	$19,718	$1,642,492	$-	$(2,287,933)	$(625,723)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common stock To be Issued	Accumulated Deficit	Total

Balance, September 30, 2021	492,640	$493	113,944,500	$11,394	$2,091,470	$20,000	$(2,658,636)	$(535,279)
Shares issued for services	-	-	80,000	8	-	-	-	8
Net loss	-	-	-	-	-	-	(125,171)	(125,171)
Balance, December 31, 2021	492,640	$493	114,024,500	$11,402	$2,091,470	$20,000	$(2,783,807)	$(660,442)
Shares issued for services - related party	-	-	17,500,000	1,750	-	-	-	1,750
Net loss	-	-	-	-	-	-	(136,989)	(136,989)
Balance, March 31, 2022	492,640	$493	131,524,500	$13,152	$2,091,470	$20,000	$(2,920,796)	$(795,681)

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(262,160)	$(248,674)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	8	-
Stock issued for services - related party	1,750	365
Changes in operating assets and liabilities:
Accounts payable	8,775	29,429
Accrued interest	1,557	530
Accrued compensation	90,000	45,000
Accrued compensation - related party	90,000	45,000
Accrued officer compensation	-	48,000
Net cash used by operating activities	(70,070)	(80,350)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	31,848	48,590
Proceeds from loans payable - related party	40,000	31,860
Net cash provided by financing activities	71,848	80,450

Net change in cash	1,778	100
Cash at beginning of period	10	-
Cash at end of period	$1,788	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Notes to Financial Statements

March 31, 2022

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

NOTE 4 - LOAN PAYABLE

As of March 31, 2022, White Sands Securities has loaned the Company $85,389 through a note payable and cash advances. A portion of the loan is accruing interest at 8% per year. As of March 31, 2022 and September 30, 2021, there is $3,652 and $2,095 of accrued interest, respectively.

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

Effective March 14, 2022, the Company appointed Boriss Aleksandrov as Treasurer and Director of the Company. Mr. Aleksandrov was issued 17,500,000 shares of common stock as incentive to serve in these positions. The shares were valued at $0.0001, for total expense of $1,750.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 18, 2017, the Company entered into a Convertible Loan Agreement with Kim Halvorson, CEO. The loan agreement was entered into pursuant to Ms. Halvorson’s agreement to fund the initial expenses of the Company. Per the terms of the agreement any funds loaned to the company or paid out on behalf of the Company will be convertible into shares of common stock at $0.0001 per share. The loans are due on demand and non-interest bearing. During the year ended September 30, 2021, Ms. Halvorson and Triage MicroCap Advisors LLC (“Triage”) (a company owned by Ms. Halvorson) loaned the Company $33,684 and converted $8,707 into 8,680,000 shares of common stock. During the six months ended March 31, 2022, Ms. Halvorson loaned the Company an additional $20,000. As of March 31, 2022 and September 30, 2021, the balance due to Ms. Halvorson is $71,097 and $51,097, respectively.

During the year ended September 30, 2021, Mr. Tang, advance the Company $494 to pay general operating expenses. The advance is non-interest bearing and due on demand. During the six months ended March 31, 2022, Mr. Tang loaned the Company an additional $20,000. As of March 31, 2022 and September 30, 2021, the balance due to Ms. Tang is $20,494 and $494, respectively.

Effective March 7, 2022, Mr. Richard Tang has resigned as Treasurer and officer, and all roles relating to Sino American Oil Company.

Effective March 14, 2022, the Company appointed Boriss Aleksandrov as Treasurer and Director of the Company.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that no additional material subsequent events exist.

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

Results of Operations for the Three Months Ended March 31, 2022, Compared to the Three Months Ended March 31, 2022

We have not generated any revenue to date.

Officer compensation was $0 compared to $26,000, for the three months ended March 31, 2022 and 2021, respectively. Officer compensation was accrued at $24,000 per quarter for our former CEO.

Consulting expense was $45,000 compared to $45,000 for the three months ended March 31, 2022 and 2021, respectively.

Consulting expense - related party was $45,000 compared to $45,365 for the three months ended March 31, 2022 and 2021, respectively. We incur consulting expense of $15,000 per month for services provided by Triage.

General and administrative expense (“G&A”) was $46,219 compared to $76,925 for the three months ended March 31, 2022 and 2021, respectively. G&A expense decreased in the current period due to lower expenditures related to moving into the oil and gas industry.

Interest expense was $770 compared to $530 for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, we had a net loss of $136,989, compared to $193,520 in the prior period.

Results of Operations for the Six Months Ended March 31, 2022, Compared to the Six Months Ended March 31, 2022

We have not generated any revenue to date.

Officer compensation was $0 compared to $50,000, for the six months ended March 31, 2022 and 2021, respectively. Officer compensation was accrued at $24,000 per quarter for our former CEO.

Consulting expense was $90,000 compared to $45,000 for the six months ended March 31, 2022 and 2021, respectively.

Consulting expense - related party was $90,000 compared to $60,365 for the six months ended March 31, 2022 and 2021, respectively. We incur consulting expense of $15,000 per month for services provided by Triage.

General and administrative expense (“G&A”) was $80,603 compared to $92,779 for the six months ended March 31, 2022 and 2021, respectively. G&A expense decreased in the current period due to lower expenditures related to moving into the oil and gas industry.

Interest expense was $1,557 compared to $530 for the six months ended March 31, 2022 and 2021, respectively.

For the six months ended March 31, 2022, we had a net loss of $262,160, compared to $248,674 in the prior period.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended March 31, 2022, was $70,070 as compared to $80,350 of cash used in operating activities for the six months ended March 31, 2021.

Cash Flows from Financing

For the six months ended March 31, 2022, we received $40,000 from related party loans and $31,848 from other loans. In the prior period we received $31,860 from related party loans and $48,590 from other loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2022, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO AMERICAN OIL COMPANY

Dated: May 2, 2022	By:	/s/ Kim Halvorson
Kim Halvorson
Chief Executive Officer and Director