Form 10-Q
period 2022-06-30
Sino American Oil Co
filed 2022-08-22
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 22, 2022, there were 134,664,500 shares of common stock, $0.0001 par value, outstanding.

2

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AMERICAN OIL COMPANY

Balance Sheets

	June 30, 2022	September 30, 2021
	(unaudited)
ASSETS

Current Assets:
Cash	$-	$10
Total Assets	$-	$10

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$94,616	$43,958
Accrued interest	4,430	2,095
Accrued compensation - related party	225,000	135,000
Accrued compensation	225,000	135,000
Loan payable	199,492	167,644
Loans payable - related party	94,669	51,592
Total Current Liabilities	843,207	535,289
Total Liabilities	843,207	535,289

Shareholders' Deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 164,212 and 0 shares issued and outstanding; respectively	165	493
Series B preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 129,564,500 and 113,944,500 shares issued and outstanding; respectively	11,192	11,394
Common stock to be issued	20,000	20,000
Additional paid-in capital	2,093,758	2,091,470
Accumulated deficit	(2,968,322)	(2,658,636)
Total Stockholders’ Deficit	(843,207)	(535,279)
Total Liabilities and Stockholders’ Deficit	$-	$10

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating Expenses:
Officer compensation	$-	$24,000	$-	$74,000
Consulting	-	54,976	90,000	99,976
Consulting - related party	-	45,000	90,000	105,365
General and administrative	46,748	11,302	127,351	104,081
Total operating expenses	46,748	307,351	307,351	383,422

Loss from operations	(46,748)	(135,278)	(307,351)	(383,422)

Other Expense:
Interest expense	(778)	(778)	(2,335)	(1,308)
Total other expense	(778)	(778)	(2,335)	(1,308)

Net Loss	$(47,526)	$(136,056)	$(309,686)	$(384,730)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding, basic and diluted	130,189,115	103,072,451	120,360,764	49,737,105

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Changes in Shareholders’ Equity (Deficit)

For the Three and Nine Months Ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Common stock To be Issued	Accumulated Deficit	Total Stockholders’ Deficit

Balance, September 30, 2020	-	$-	196,001,500	$19,600	$2,012,295	$(370,050)	$-	$(2,039,259)	$(377,414)
Net loss	-	-	-	-	-	-	-	(54,854)	(54,854)
Balance, December 31, 2020	-	-	196,001,500	19,600	2,012,295	(370,050)	$-	(2,094,113)	(432,268)
Net loss	-	-	-	-	-	-	-	(193,820)	(193,820)
Balance, March 31, 2021	-	-	196,001,500	19,600	2,012,295	(370,050)	-	(2,287,933)	(626,088)
Common stock sold for cash - cancelled	-	-	(2,467,000)	(247)	(369,803)	370,050	-	-	-
Shares issued for services - related party	-	-	3,650,000	365	-	-	-	-	365
Shares issued for services	-	-	2,200,000	220	-	-	-	-	220
Shares issued for debt - related party	-	-	158,680,000	15,868	400,839	-	-	-	416,707
Shares sold for cash	-	-	-	-	-	-	20,000	-	20,000
Common converted to preferred	492,640	493	(246,320,000)	(24,632)	24,139	-	-	-	-
Contributed services	-	-	-	-	24,000	-	-	-	24,000
Net loss	-	-	-	-	-	-	-	(136,056)	(136,056)
Balance, June 30, 2021	492,640	$493	11,744,500	$11,174	$2,091,470	$-	$20,000	$(2,423,989)	$(300,852)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common stock To be Issued	Accumulated Deficit	Total Stockholders’ Deficit

Balance, September 30, 2021	492,640	$493	113,944,500	$11,394	$2,091,470	$20,000	$(2,658,636)	$(535,279)
Shares issued for services	-	-	80,000	8	-	-	-	8
Net loss	-	-	-	-	-	-	(125,171)	(125,171)
Balance, December 31, 2021	492,640	493	114,024,500	11,402	2,091,470	20,000	(2,783,807)	(660,442)
Shares issued for services - related party	-	-	17,500,000	1,750	-	-	-	1,750
Net loss	-	-	-	-	-	-	(136,989)	(136,989)
Balance, March 31, 2022	492,640	493	131,524,500	13,152	2,091,470	20,000	(2,920,796)	(795,681)
Shares cancelled	(328,428)	(328)	(1,960,000)	(1,960)	2,288	-	-	-
Net loss	-	-	-	-	-	-	(47,526)	(47,526)
Balance, June 30, 2022	164,212	$165	129,564,500	$11,192	$2,093,758	$20,000	$(2,968,322)	$(843,207)

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(309,686)	$(384,730)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	8	220
Stock issued for services - related party	1,750	365
Changes in operating assets and liabilities:
Accounts payable	50,659	29,429
Accrued interest	2,334	1,308
Accrued compensation	90,000	90,000
Accrued compensation - related party	90,000	90,000
Accrued officer compensation	-	72,000
Net cash used by operating activities	(74,935)	(101,408)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	20,000
Proceeds from loans payable	31,848	53,541
Proceeds from loans payable - related party	43,077	37,309
Net cash provided by financing activities	74,925	110,850

Net change in cash	(10)	9,442
Cash at beginning of period	10	-
Cash at end of period	$-	$9,442

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Activities:
Debt converted to common stock	$-	$8,707
Accrued salary converted to common stock	$-	$408,000
Contributed officer salary	$-	$24,000

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Notes to Financial Statements

June 30, 2022

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Sino American Energy Company (the “Company”) was incorporated as Raphael Industries Ltd. on October 31, 2005 under the laws of the State of Nevada. On November 11, 2010 the Company changed its name to Sino American Oil Company in anticipation of the Company’s new business direction, the exploration for oil and gas.

The company re-domiciled its corporate status from Nevada to Wyoming in August 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2022, and for the related periods presented have been reflected. The results are not necessarily indicative of the results to be expected for the full year ending September 30, 2022. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission.

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

NOTE 4 - LOAN PAYABLE

As of June 30, 2022, White Sands Securities has loaned the Company $85,389 through a note payable and cash advances. A portion of the loan is accruing interest at 8% per year. As of June 30, 2022 and September 30, 2021, there is $4,430 and $2,095 of accrued interest, respectively.

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

During Q3 2022, the Company cancelled 1,960,000 shares of common stock and had them returned to the Company. The shares were canceled as per the British Columbia Securities Commission (“BCSC”) in order to remove the Cease Trade Order on the Company.

NOTE 6 - PREFERRED STOCK

Effective June 3, 2019, the Company amended its article of incorporation and authorized 10,000,000 shares of Series A preferred stock, par value $0.001 and 10,000,000 shares of Series B preferred stock, par value $0.001.

Series A Preferred Stock

Each share of Series A is convertible into 1,000 shares of common.

On June 10, 2022, the Company cancelled 328,428 shares of Series A Preferred Stock and had them returned to the Company.

Series B Preferred Stock

Effective July 14, 2021, the Company, designated its Series B Preferred Stock as voting only shares at 1,000 votes per share.

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 18, 2017, the Company entered into a Convertible Loan Agreement with Kim Halvorson, former CEO and Director. The loan agreement was entered into pursuant to Ms. Halvorson’s agreement to fund the initial expenses of the Company. Per the terms of the agreement any funds loaned to the company or paid out on behalf of the Company will be convertible into shares of common stock at $0.0001 per share. The loans are due on demand and non-interest bearing. During the year ended September 30, 2021, Ms. Halvorson and Triage MicroCap Advisors LLC (“Triage”) (a company owned by Ms. Halvorson) loaned the Company $33,684 and converted $8,707 into 8,680,000 shares of common stock. During the quarter ended March 31, 2022, Ms. Halvorson loaned the Company an additional $20,000. As of June 30, 2022 and September 30, 2021, the balance due to Ms. Halvorson is $69,309 and $51,097, respectively.

During the year ended September 30, 2021, Mr. Tang, advance the Company $494 to pay general operating expenses. The advance is non-interest bearing and due on demand. During the quarter ended March 31, 2022, Mr. Tang loaned the Company an additional $20,000. As of June 30, 2022 and September 30, 2021, the balance due to Ms. Tang is $20,494 and $494, respectively.

Effective March 7, 2022, Mr. Richard Tang has resigned as Treasurer and officer, and all roles relating to Sino American Oil Company.

Effective March 14, 2022, the Company appointed Boriss Aleksandrov as Treasurer and Director of the Company.

Effective April 29, 2022, Queenie Wong resigned as a Director of the Company and Kim Halverson resigned as a Director, President and Treasurer of the Company. Ms. Halverson remains as the Secretary of the Company.

NOTE 8 - RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the June 30, 2021 financial statements have been restated for the following:

1- account for an additional payable

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

Subsequent to June 30, 2022, the remaining outstanding shares of Series A Preferred Stock were returned to the Company and cancelled.

Subsequent to June 30, 2022, the Company issued 5,100,000 shares of common stock for services.

Subsequent to June 30, 2022, the CEO loaned the Company an additional $1,050 CAD and $24,570 US$ to pay for general operating expense.

On July 19, 2022, the Company entered into an Acquisition Agreement (the “Agreement”) with Tritium Inc., a corporation organized under the laws of the Province of Alberta, Canada (“Tritium”) and the shareholders of Tritium (the “Shareholders”) after obtaining requisite approval from the Company’s board of directors, which determined that the transaction was in the best interests of the Company and its stockholders.

Pursuant to the Agreement, the Company will acquire 100% of the shares of Tritium through a wholly-owned subsidiary of the Company, Sino Acquisition Corp. The Company will also acquire all assets of Tritium in the transaction. In exchange for 100% of the shares of Tritium, the Company issued five million (5,000,000) shares of common stock at $1.00 a share for a total transaction value of USD $5,000,000.

In July 2022, Tritium acquired a 22% ownership in Base Element Energy Inc., a corporation organized under the laws of the Province of Alberta, Canada.

The acquisition is subject to the delivery of U.S. GAAP audited financial statements from Tritium and the transfer of title and ownership of the company and its assets to the Company. The Company is in the process of updating its SEDAR filings in Canada to remain compliant in Alberta and meet the requirement of the ASE. This acquisition will be subject to the Company being fully compliant with the Securities regulators of both the U.S. and Canada.

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

Overview

Sino American Oil Company (the “Company”) is a development stage enterprise that was originally incorporated on April 2, 2010, under the laws of the State of Nevada. The Company is in the Oil and Gas Exploration, Development and Production Business and has been since inception. The Company had appointed Ronald Hughes as CEO from the company formation to December 16, 2016 and then appointed Richard Tang to be the CEO and sole director on December 16, 2016. On November 11, 2018, the Company filed a re-domestication to have its domestic corporation be administered under the laws of the State of Wyoming. On January 31, 2021, the Company appointed Jeffrey Standen, as CEO and Director to negotiate and oversee the exploration, development, acquisition and development of new oil and natural gas reserves as well as explore new sources of revenue opportunities.

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

Results of Operations for the Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021

We have not generated any revenue to date.

Officer compensation was $0 compared to $24,000, for the three months ended June 30, 2022 and 2021, respectively. Officer compensation was accrued at $24,000 per quarter for our former CEO.

Consulting expense was $0 compared to $54,976 for the three months ended June 30, 2022 and 2021, respectively.

Consulting expense - related party was $0 compared to $45,000 for the three months ended June 30, 2022 and 2021, respectively. In the prior period we incurred consulting expense of $15,000 per month for services provided by Triage.

General and administrative expense (“G&A”) was $46,748 compared to $11,302 for the three months ended June 30, 2022 and 2021, respectively. G&A expense increased in the current period primarily due an increase in legal fees of $26,088.

Interest expense was $778 compared to $778 for the three months ended June 30, 2022 and 2021, respectively.

For the three months ended June 30, 2022, we had a net loss of $47,526, compared to $135,056 in the prior period.

Results of Operations for the Nine Months Ended June 30, 2022, Compared to the Nine Months Ended June 30, 2021

We have not generated any revenue to date.

Officer compensation was $0 compared to $74,000, for the nine months ended June 30, 2022 and 2021, respectively. In the prior period officer compensation was accrued at $24,000 per quarter for our former CEO.

Consulting expenses were $90,000 compared to $99,976 for the nine months ended June 30, 2022 and 2021, respectively.

Consulting expenses - related party was $90,000 compared to $105,365 for the nine months ended June 30, 2022 and 2021, respectively. We incurred consulting expenses of $15,000 per month for services provided by Triage.

General and administrative expenses (“G&A”) were $127,351 compared to $104,081 for the nine months ended June 30, 2022 and 2021, respectively. G&A expenses increased in the current period primarily due to increased professional fees.

Interest expenses were $2,335 compared to $1,308 for the nine months ended June 30, 2022 and 2021, respectively.

For the nine months ended June 30, 2022, we had a net loss of $309,686 compared to $384,370 in the prior period.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended June 30, 2022, was $74,935 as compared to $101,408 of cash used in operating activities for the nine months ended June 30, 2021.

Cash Flows from Financing

For the nine months ended June 30, 2022, we received $43,077 from related party loans and $31,848 from other loans. In the prior period we received $37,309 from related party loans, $53,541 from other loans and $20,000 from the sale of stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2022, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

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

SINO AMERICAN OIL COMPANY

Dated: August 22, 2022	By:	/s/ Boriss Aleksandrov
Boriss Aleksandrov
Chief Executive Officer and Director