Form 10-K
period 2022-09-30
Sino American Oil Co
filed 2023-01-13
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $52,046,040

As of January 13, 2023, the Company had 134,584,500 shares of its common stock issued and outstanding.

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

www.sinooilcorp.com

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

(a) Holders

As of December 12, 2022, we had approximately 87 shareholders of record of our common stock.

(b) Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

(c) Securities authorized for issuance under equity compensation plans

None

Recent Issuances of Unregistered Securities

Per the terms of the Acquisition Agreement the Company issued 5,000,000 shares of common stock at $1.00 per share. The shares are being held in escrow pending completion of all requirements for finalization of the acquisition

On August 23, 2022, the Company appointed Olga Palumbo as a director of the Company. Ms. Palumbo was issued 100,000 shares of common stock. The shares were valued at $1.05, the closing stock price on the date of grant, for total non-cash compensation expense of $105,000.

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

Results of Operations for the Year Ended September 30, 2022, compared to the Year Ended September 30, 2021

We have not generated any revenue to date.

Officer compensation was $0 compared to $74,000, for the years ended September 30, 2022 and 2021, respectively. Officer compensation was accrued in the prior year for the former CEO.

Consulting expense was $200,000 compared to $386,237 for the years ended September 30, 2022 and 2021, respectively. We saw an increase in consulting expense in the prior year as the Company began to undertake activities in the oil and gas industry. Certain consultants that were used in the prior year have not provided services in the current year.

Consulting expense - related party was $90,000 compared to $150,365 for the years ended September 30, 2022 and 2021, respectively. In the current year we incurred consulting expense of $15,000 per month for services provided by Triage.

General and administrative expense (“G&A”) was $153,912 compared to $126,042 for the years ended September 30, 2022 and 2021, respectively. G&A expense has increased in large part due to legal fees.

Interest expense was $3,122 compared to $2,095 for the years ended September 30, 2022 and 2021, respectively.

We had a net loss of $447,034 compared to $619,377, for the years ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for year ended September 30, 2022 was $95,795 compared to $230,519 of cash used in operating activities for year ended September 30, 2021.

Cash Flows from Financing

For the year ended September 30, 2022, we received $63,937 from related party loans and $31,848 from other loans. In the prior year we received $20,000 from the sale of common stock, $42,886 from related party loans and $167,643 from other loans.

Outstanding loans as of September 30, 2022

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

Critical Accounting Estimates and Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sino American Oil Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sino American Oil Company (the “Company”) as of September 30, 2022, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

January 13, 2023

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Sino American Oil Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sino American Oil Company as of September 30, 2021 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the period then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, but were not limited to, the following:

•We evaluated management’s and the third-party specialist’s process for the selection of the valuation methodology and the methods and significant assumptions used by management;

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

Seattle, Washington

April 1, 2022

SINO AMERICAN OIL COMPANY

BALANCE SHEETS

	September 30, 2022	September 30, 2021

ASSETS

Current Assets:
Cash	$-	$10
Total Assets	$-	$10

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$105,317	$43,958
Accrued interest	5,217	2,095
Accrued compensation - related party	225,000	135,000
Accrued compensation	225,000	135,000
Loans payable	199,492	167,644
Loans payable - related party	115,529	51,592
Total Current Liabilities	875,555	535,289
Total Liabilities	875,555	535,289

Stockholders’ Deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 and 492,640 shares issued and outstanding; respectively	-	493
Series B preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 134,664,500 and 113,944,500 shares issued and outstanding; respectively	13,466	11,394
Common stock to be issued	20,000	20,000
Common stock held in escrow	(5,000,000)	-
Additional paid-in capital	7,196,649	2,091,470
Accumulated deficit	(3,105,670)	(2,658,636)
Total Stockholders’ Deficit	(875,555)	(535,279)
Total Liabilities and Stockholders’ Deficit	$-	$10

The accompanying notes are an integral part of these financial statements.

SINO AMERICAN OIL COMPANY

STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2022	2021

Operating Expenses:
Officer compensation	$-	$74,000
Consulting	200,000	386,237
Consulting - related party	90,000	150,375
General and administrative	153,912	126,042
Total operating expenses	443,912	736,644

Loss from operations	(443,912)	(736,644)

Other Income (Expense):
Interest expense	(3,122)	(2,095)
Gain on forgiveness of debt	-	119,362
Total other income (expense)	(3,122)	117,267

Loss before provision for income taxes	(447,034)	(619,377)
Provision for income taxes	-	-

Net Loss	$(447,034)	$(619,377)

Net loss per share, basic and diluted	$(0.00)	$(0.12)
Weighted average shares outstanding, basic and diluted	123,669,377	4,982,315

The accompanying notes are an integral part of these financial statements.

SINO AMERICAN OIL COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

SEPTEMBER 30, 2022 and 2021

	Preferred Stock		Common Stock		Additional	Stock Subscription	Common stock	Shares Held	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	To be Issued	In Escrow	Deficit	Deficit
Balance, September 30, 2020	-	$-	196,001,500	$19,600	$2,012,295	$(370,050)	$-	$-	$(2,039,259)	$(377,414)
Common stock sold for cash - cancelled	-	-	(2,467,000)	(247)	(369,803)	370,050	-	-	-	-
Shares issued for services - related party	-	-	3,650,000	365	-	-	-	-	-	365
Shares issued for services	-	-	4,400,000	440	-	-	-	-	-	440
Shares issued for debt - related party	-	-	158,680,000	15,868	400,839	-	-	-	-	416,707
Shares sold for cash	-	-	-	-	-	-	20,000	-	-	20,000
Common converted to preferred	492,640	493	(246,320,000)	(24,632)	24,139	-	-	-	-	-
Contributed services	-	-	-	-	24,000	-	-	-	-	24,000
Net loss	-	-	-	-	-	-	-	-	(619,377)	(619,377)
Balance, September 30, 2021	492,640	493	113,944,500	11,394	2,091,470	-	20,000	-	(2,658,636)	(535,279)
Shares cancelled	(492,640)	(493)	(1,960,000)	(196)	689	-	-	-	-	-
Shares issued for services - related party	-	-	17,600,000	1,760	104,990	-	-	-	-	106,750
Shares issued for services	-	-	80,000	8	-	-	-	-	-	8
Shares held in escrow for acquisition	-	-	5,000,000	500	4,999,500	-	-	(5,000,000)	-	-
Net loss	-	-	-	-	-	-	-	-	(447,034)	(447,034)
Balance, September 30, 2022	-	$-	134,664,500	$13,466	$7,196,649	$-	$20,000	$(5,000,000)	$(3,105,670)	$(875,555)

The accompanying notes are an integral part of these financial statements.

SINO AMERICAN OIL COMPANY

STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(447,034)	$(619,377)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	8	440
Stock issued for services - related party	106,750	365
Changes in operating assets and liabilities:
Accounts payable	61,359	43,958
Accrued interest	3,122	2,095
Accrued compensation	90,000	135,000
Accrued compensation - related party	90,000	135,000
Accrued officer compensation	-	72,000
Net cash used by operating activities	(95,795)	(230,519)

Cash Flows used in Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from the sale of common stock	-	20,000
Proceeds from loans payable	31,848	167,643
Proceeds from loans payable - related party	63,937	42,886
Net cash provided by financing activities	95,785	230,529

Net change in cash	(10)	10
Cash at beginning of period	10	-
Cash at end of period	$-	$10

Cash paid during the period for:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Debt converted to common stock	$-	$8,707
Accrued salary converted to common stock	$-	$408,000
Contributed officer salary	$-	$24,000

The accompanying notes are an integral part of these financial statements.

SINO AMERICAN OIL COMPANY

Notes to Financial Statements

September 30, 2022

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2022.

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

Net loss per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the years ended September 30, 2022 and 2021, the Company’s basis and diluted net loss per share are the same as the inclusion of any dilutive shares would be anti-dilutive due to the Company’s net loss.

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

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to White Sands Securities. The shares were valued $0.0001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145. These shares were cancelled and returned to the Company in June 2022.

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

During the year ended September 30, 2022, the Company cancelled 1,960,000 shares of common stock and had them returned to the Company. The shares were canceled as per the British Columbia Securities Commission (“BCSC”) in order to remove the Cease Trade Order on the Company.

Per the terms of the Acquisition Agreement the Company issued 5,000,000 shares of common stock at $1.00 per share. The shares are being held in escrow pending completion of all requirements for finalization of the acquisition (Note 7).

Refer to Note 8 for shares issued to related parties.

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

On June 10, 2022, the Company cancelled 328,428 shares of Series A Preferred Stock and had them returned to the Company.

On July 12, 2022, the Company cancelled 164,212 shares of Series A Preferred Stock and had them returned to the Company.

As of September 30, 2022, there are no outstanding shares of the Series A Preferred Stock.

Series B Preferred Stock

Effective July 14, 2021, the Company, designated its Series B Preferred Stock as voting only shares at 1,000 votes per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Until all terms and conditions of the Agreement have been met and the acquisition is considered closed the 5,000,000 shares of common stock are being held in escrow.

NOTE 8 - RELATED PARTY TRANSACTIONS

On April 18, 2017, the Company entered into a Convertible Loan Agreement with Kim Halvorson, the former CEO. The loan agreement was entered into pursuant to Ms. Halvorson’s agreement to fund the initial expenses of the Company. Per the terms of the agreement any funds loaned to the company or paid out on behalf of the Company will be convertible into shares of common stock at $0.0001 per share. The loans are due on demand and non-interest bearing. During the year ended September 30, 2021, Ms. Halvorson and Triage MicroCap Advisors LLC (“Triage”) (a company owned by Ms. Halvorson) converted $8,707 into 8,680,000 shares of common stock. As of September 30, 2022 and 2021, the balance due to Ms. Halvorson is $69,309 and $51,097, respectively. The shares were canceled in April 2022 as per the British Columbia Securities Commission (“BCSC”) in order to remove the Cease Trade Order on the Company.

During the year ended September 30, 2021, the Company granted 750,000 shares of common stock for services to Triage. The shares were valued $0.001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $75. The shares were canceled in April 2022 as per the British Columbia Securities Commission (“BCSC”) in order to remove the Cease Trade Order on the Company.

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to Maximum Ventures Holdings LLC. The shares were valued $0.001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145. Richard Tang, the former Treasurer, is a member of Maximum Ventures Holdings LLC. The shares were canceled in April 2022 as per the British Columbia Securities Commission (“BCSC”) in order to remove the Cease Trade Order on the Company.

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to Avatele Group LLC. The shares were valued $0.0001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145. Mr. Tang is a member of Avatele Group LLC. The shares were canceled in April 2022 as per the British Columbia Securities Commission (“BCSC”) in order to remove the Cease Trade Order on the Company.

During the year ended September 30, 2021, Mr. Tang, advance the Company $494 to pay general operating expenses. The advance is non-interest bearing and due on demand. During the quarter ended March 31, 2022, Mr. Tang loaned the Company an additional $20,000. As of September 30, 2022 and 2021, the balance due to Mr. Tang is $20,494 and $494, respectively.

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

Effective March 7, 2022, Mr. Richard Tang has resigned as Treasurer and officer, and all roles relating to Sino American Oil Company.

Effective March 14, 2022, the Company appointed Boriss Aleksandrov as Treasurer and Director of the Company. Since his appointment Mr. Aleksandrov has advanced the Company $25,725 to pay for general operating expenses.

Effective April 29, 2022, Queenie Wong resigned as a Director of the Company and Kim Halverson resigned as a Director, President and Treasurer of the Company. Ms. Halverson remains as the Secretary of the Company.

On August 23, 2022, the Company appointed Olga Palumbo as a director of the Company. Ms. Palumbo was issued 100,000 shares of common stock. The shares were valued at $1.05, the closing stock price on the date of grant, for total non-cash compensation expense of $105,000.

NOTE 9 - INCOME TAXES

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

Net deferred tax assets consist of the following components as of September 30:

	2022	2021
Federal income tax benefit attributable to:
Current Operations	$93,900	$130,000
Less: valuation allowance	(93,900)	(130,000)
Net provision for Federal income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$652,200	$558,200
Less: valuation allowance	(625,200)	(558,200)
Net deferred tax asset	$-	$-

At September 30, 2022, the Company had net operating loss carry forwards of approximately $652,200 that may be offset against future taxable income from the year 2023 to 2029. No tax benefit has been reported in the September 30, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other than the following.

On October 3, 2022, the Company cancelled 80,000 shares of common stock previously issued to Dennis Eubanks on November 15, 2021, per the terms of a MOU between the Company and Estacado Energy, LLC. The Company chose not to proceed with the acquisition applicable to the MOU.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 27, 2022, Michael Gillespie & Associates, PLLC (“Gillespie”) resigned as the “Company’s independent registered public accounting firm, effective immediately. Gillespie’s audit report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2021, which included an explanatory paragraph as to the Company’s ability to continue as a going concern, did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On September 28, 2022, the Board of Directors (the “Board”) of the Company appointed BF Borgers CPA PC (“Borgers”) as the Company’s independent registered public accounting firm.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of September 30, 2022, these disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of September 30, 2022, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period September 30, 2021.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year September 30, 2022, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names of our director and executive officers as of December 12, 2022, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)	Notes
Boriss Aleksandrov		Chief Executive Officer, President, Director	Appointed May 3, 2022
Olga Palumbo		Independent Director	Appointed August 23, 2022
Sascha Zilger		Independent Director	Appointed August 23, 2022

Boriss Aleksandrov

Mr. Aleksandrov has been CEO and President of B Holding since September 2019 and manages strategic and day-to-day processes for several subsidiaries in various industries including but not limited to healthcare and real estate. From June 2014 until September 2019, Mr. Aleksandrov was Chief Financial Officer of Lasbet Tootmine AS, a concrete factory, where he implemented and managed the finance system and ERP system and managed the long-term and short-term budgeting and cash flow of the company. Since September 2017, Mr. Aleksandrov has also been a Professor of Economics at Estonian Entrepreneurship University of Applied Sciences.

Mr. Aleksandrov has held the positions as Chief Executive & Finance Officer in several companies with almost 20 years of experience in finance and business management. He is a partner in several investment projects, and companies related to production. In all of them he was responsible for financial management.

Throughout his career he has demonstrated proficiencies in Finance Management, Financial Modelling, Investments, Budgeting, Business Forecasting, Strategic Planning and Implementation, Cash Flow Management, Risk Management, Corporate Finance, Audit, Market Evaluation. He holds a Master of Business Administration (MBA) and an Enterprising / Business Management (Bachelor’s Degree) from Estonian Entrepreneurship University of Applied Sciences.

Olga Palumbo

Dr. Olga Palumbo earned her pediatrics degree in 1989. In 2006, she was the founder and is the Medical Director at Decus Clinic Swiss SAGL based in Switzerland. She is also the Medical Director of Swiss Health Care International which commenced in 2016.

Sascha Zilger

Sascha Zilger was the founder of TwentyFourSeven Cosmetics in 2013. He has decades of brand building and global business development. Mr. Zilger brings an independent view and approach to the Company relating to the Company’s present and future growth and marketing plans including all aspects of budgetary and fiscal allocations. He has been part of teams that developed businesses and concepts from the startup phase to globally recognized brands.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors, to the fullest extent, permitted by Wyoming law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended September 30, 2022, we believe all necessary forms have been filed.

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

Item 11. Executive Compensation

Summary Compensation

The following table provides information as to cash compensation (paid or accrued) of all executive officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Boriss Aleksandrov	2021	0	0	1,750	0	0	0	0	1,750
(CEO and Director)	2021	0	0	0	0	0	0	0	0
Jeffrey Standen	2022	0	0	0	0	0	0	0	0
(former CEO)	2021	2,000	0	0	0	0	0	0	2,000
Richard Tang	2022	0	0	0	0	0	0	0	0
(former CEO)	2021	72,000	0	0	0	0	0	0	72,000
Kim Halvorson	2022	90,000	0	0	0	0	0	0	90,000
(COO)	2021	150,000	0	75(1)	0	0	0	0	150,075

(1)750,000 shares issued to Triage Microcap Advisors LLC, a company owned by Ms. Halvorson. Salary is accrued for Triage.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2022.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 12, 2022, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group.

Name of Beneficial Owner(1)	Address	Shares of Common Stock	Percent of Class
Boriss Aleksandrov	Mae 2A-25 Tallinn 13628 Estonia	32,500,000	24.1%
Olga Palumbo	Via Nassa 7 Lugano 6900 Switzerland	100,000	0.1%
Sascha Zilger	Harju, Estonia	-	-
All Officers and Directors as a Group (3 persons)		32,600,000	24.2%

Decus Pro Ou	J Sutiste Tee 19A-200 Tallinn 13419 Estonia	20,500,000	15.2%
Olecompa Ou	Tehnika 19 Tamsalu 46106 Estonia	30,750,000	22.8%
All Others as a Group (2 persons)		51,250,000	38%

(1)Beneficial ownership is calculated based on 134,664,500 shares of common stock issued and outstanding as of the date hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On April 18, 2017, the Company entered into a Convertible Loan Agreement with Kim Halvorson, the former CEO. The loan agreement was entered into pursuant to Ms. Halvorson’s agreement to fund the initial expenses of the Company. Per the terms of the agreement any funds loaned to the company or paid out on behalf of the Company will be convertible into shares of common stock at $0.0001 per share. The loans are due on demand and non-interest bearing. During the year ended September 30, 2021, Ms. Halvorson and Triage MicroCap Advisors LLC (“Triage”) (a company owned by Ms. Halvorson) converted $8,707 into 8,680,000 shares of common stock. As of September 30, 2022 and 2021, the balance due to Ms. Halvorson is $69,309 and $51,097, respectively.

During the year ended September 30, 2021, the Company granted 750,000 shares of common stock for services to Triage. The shares were valued $0.001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $75.

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to Maximum Ventures Holdings LLC. The shares were valued $0.001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145. Richard Tang, the former Treasurer, is a member of Maximum Ventures Holdings LLC.

During the year ended September 30, 2021, the Company granted 1,450,000 shares of common stock for services to Avatele Group LLC. The shares were valued $0.0001, the share price of recently sold shares to unrelated third parties, for total non-cash stock compensation expense of $145. Mr. Tang is a member of Avatele Group LLC.

During the year ended September 30, 2021, Mr. Tang, advance the Company $494 to pay general operating expenses. The advance is non-interest bearing and due on demand. During the quarter ended March 31, 2022, Mr. Tang loaned the Company an additional $20,000. As of September 30, 2022 and 2021, the balance due to Mr. Tang is $20,494 and $494, respectively.

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

Effective March 7, 2022, Mr. Richard Tang has resigned as Treasurer and officer, and all roles relating to Sino American Oil Company.

Effective March 14, 2022, the Company appointed Boriss Aleksandrov as Treasurer and Director of the Company. Since his appointment Mr. Aleksandrov has advanced the Company $25,725 to pay for general operating expenses.

Effective April 29, 2022, Queenie Wong resigned as a Director of the Company and Kim Halverson resigned as a Director, President and Treasurer of the Company. Ms. Halverson remains as the Secretary of the Company.

On August 23, 2022, the Company appointed Olga Palumbo as a director of the Company. Ms. Palumbo was issued 100,000 shares of common stock. The shares were valued at $1.05, the closing stock price on the date of grant, for total non-cash compensation expense of $105,000.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Michael Gillespie & Associates, PLLC for the audit and review of our financial statements for the fiscal years ended September 30, 2022 and 2021 amounted to $10,800 and $16,000, respectively.

Audit-Related Fees

During the fiscal years ended September 30, 2022 and 2021 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended September 30, 2022 and 2021 was $0 and $0, respectively.

All Other Fees

During the fiscal years ended September 30, 2022 and 2021, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

SINO AMERICAN OIL COMPANY

Dated: January 13, 2023	By:	/s/ Boriss Aleksandrov
Boriss Aleksandrov
Chief Executive Officer and Director

Dated: January 13, 2023	By:	/s/ Olga Palumbo
Olga Palumbo
Director

Dated: January 13, 2023	By:	/s/ Sascha Zilger
Sascha Zilger
Director