Form 10-Q
period 2022-12-31
Sino American Oil Co
filed 2023-02-14
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 13, 2023, there were 134,584,500 shares of common stock, $0.0001 par value, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AMERICAN OIL COMPANY

Balance Sheets

	December 31, 2022	September 30, 2022
	(unaudited)
ASSETS

Current Assets:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$158,917	$105,317
Accrued interest	6,004	5,217
Accrued compensation - related party	225,000	225,000
Accrued compensation	225,000	225,000
Loan payable	199,492	199,492
Loans payable - related party	121,029	115,529
Total Current Liabilities	935,442	875,555
Total Liabilities	935,442	875,555

Shareholders' Deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 and 492,640 shares issued and outstanding; respectively	-	-
Series B preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 134,584,500 and 134,664,500 shares issued and outstanding; respectively	13,458	13,466
Common stock to be issued	20,000	20,000
Common stock held in escrow	(5,000,000)	(5,000,000)
Additional paid-in capital	7,196,657	7,196,649
Accumulated deficit	(3,165,557)	(3,105,670)
Total Stockholders’ Deficit	(935,442)	(875,555)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31,
	2022	2021

Operating Expenses:
Consulting	$-	$45,000
Consulting - related party	-	45,000
General and administrative	59,100	34,384
Total operating expenses	59,100	124,384

Loss from operations	(59,100)	(124,384)

Other Expense:
Interest expense	(787)	(787)
Total other expense	(787)	(787)

Loss before provision for income taxes	(59,887)	(125,171)
Provision for income taxes	-	-

Net Loss	$(59,887)	$(125,171)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	134,587,109	114,021,974

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Changes in Shareholders’ Equity (Deficit)

For the Three Months Ended December 31, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common stock To be Issued	Shares Held In Escrow	Accumulated Deficit	Total Stockholders’ Deficit

Balance, September 30, 2022	-	$-	134,664,500	$13,466	$7,196,649	$20,000	$(5,000,000)	$(3,105,670)	$(875,555)
Shares cancelled	-	-	(80,000)	(8)	8	-	-	-	-
Net loss	-	-	-	-	-	-	-	(59,887)	(59,887)
Balance, December 31, 2022	-	$-	134,584,500	$13,458	$7,196,657	$20,000	$(5,000,000)	$(3,165,557)	$(935,442)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common stock To be Issued	Accumulated Deficit	Total Stockholders’ Deficit

Balance, September 30, 2021	492,640	$493	113,944,500	$11,394	$2,091,470	$20,000	$(2,658,636)	$(535,279)
Shares issued for services	-	-	80,000	8	-	-	-	8
Net loss	-	-	-	-	-	-	(125,171)	(125,171)
Balance, December 31, 2021	492,640	$493	114,024,500	$11,402	$2,091,470	$20,000	$(2,783,807)	$(660,442)

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(59,887)	$(125,171)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	8
Changes in operating assets and liabilities:
Accounts payable	53,600	(1,838)
Accrued interest	787	787
Accrued compensation	-	45,000
Accrued compensation - related party	-	45,000
Net cash used by operating activities	(5,500)	(36,214)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	21,848
Proceeds from loans payable - related party	5,500	20,000
Net cash provided by financing activities	5,500	41,848

Net change in cash	-	5,634
Cash at beginning of period	-	10
Cash at end of period	$-	$5,644

CASH PAID DURING THE PERIOD FOR:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Notes to Financial Statements

December 31, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2022, and for the related periods presented have been reflected. The results are not necessarily indicative of the results to be expected for the full year ending September 30, 2023. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2022.

Net loss per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the three months ended December 31, 2022 and 2021, the Company’s basis and diluted net loss per share are the same as the inclusion of any dilutive shares would be anti-dilutive due to the Company’s net loss.

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

As of December 31, 2022, there are no outstanding shares of the Series A Preferred Stock.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

On April 18, 2017, the Company entered into a Convertible Loan Agreement with Kim Halvorson, former CEO and Director. The loan agreement was entered into pursuant to Ms. Halvorson’s agreement to fund the initial expenses of the Company. Per the terms of the agreement any funds loaned to the company or paid out on behalf of the Company will be convertible into shares of common stock at $0.0001 per share. The loans are due on demand and non-interest bearing. During the year ended September 30, 2021, Ms. Halvorson and Triage MicroCap Advisors LLC (“Triage”) (a company owned by Ms. Halvorson) loaned the Company an $33,684 and converted $8,707 into 8,680,000 shares of common stock. During the quarter ended March 31, 2022, Ms. Halvorson loaned the Company an additional $20,000. As of December 31, 2022, the balance due to Ms. Halvorson is $69,309.

During the year ended September 30, 2021, Mr. Tang, advance the Company $494 to pay general operating expenses. The advance is non-interest bearing and due on demand. During the quarter ended March 31, 2022, Mr. Tang loaned the Company an additional $20,000. As of December 31, 2022, the balance due to Mr. Tang is $20,494.

Since March 14, 2022, Mr. Aleksandrov, Director, has advanced the Company $31,225 to pay for general operating expenses.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

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

Results of Operations for the Three Months Ended December 31, 2022, compared to the Three Months Ended December 31, 2022

We have not generated any revenue to date.

Consulting expense was $0 compared to $45,000 for the three months ended December 31, 2022 and 2021, respectively. We are no longer using the consultant that was compensated in the prior period.

Consulting expense - related party was $0 compared to $45,000 for the three months ended December 31, 2022 and 2021, respectively. In the prior period we incurred consulting expense of $15,000 per month for services provided by Triage.

General and administrative expense (“G&A”) was $59,100 compared to $34,384 for the three months ended December 31, 2022 and 2021, respectively. G&A expense increased in the current period primarily due an increase in audit and legal fees.

Interest expense was $787 compared to $787 for the three months ended December 31, 2022 and 2021, respectively.

For the three months ended December 312022, we had a net loss of $59,887, compared to $125,171 in the prior period.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended December 31, 2022, was $5,500 as compared to $36,214 of cash used in operating activities for the three months ended December 31, 2021.

Cash Flows from Financing

For the three months ended December 31, 2022, we received $5,500 from related party loans. In the prior period we received $20,000 from related party loans and $21,848 from other loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2022, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

SINO AMERICAN OIL COMPANY

Dated: February 14, 2023	By:	/s/ Boriss Aleksandrov
Boriss Aleksandrov
Chief Executive Officer and Director

Dated: February 14, 2023	By:	/s/ Olga Palumbo
Olga Palumbo
Director

Dated: February 14, 2023	By:	/s/ Sascha Zilger
Sascha Zilger
Director