Form 10-Q
period 2023-03-31
Sino American Oil Co
filed 2023-05-15
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2023, there were 134,584,500 shares of common stock, $0.0001 par value, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AMERICAN OIL COMPANY

Balance Sheets

	March 31, 2023	September 30, 2022
	(unaudited)
ASSETS

Current Assets:
Cash	$923	$-
Total Assets	$923	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$135,119	$105,317
Accrued interest	-	5,217
Accrued compensation - related party	225,000	225,000
Accrued compensation	225,000	225,000
Loan payable	114,102	199,492
Loans payable - related party	182,517	115,529
Total Current Liabilities	881,738	875,555
Total Liabilities	881,738	875,555

Shareholders' Deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 and 492,640 shares issued and outstanding; respectively	-	-
Series B preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 134,584,500 and 134,664,500 shares issued and outstanding; respectively	13,458	13,466
Common stock to be issued	20,000	20,000
Common stock held in escrow	(5,000,000)	(5,000,000)
Additional paid-in capital	7,196,657	7,196,649
Accumulated deficit	(3,110,930)	(3,105,670)
Total Stockholders’ Deficit	(880,815)	(875,555)
Total Liabilities and Stockholders’ Deficit	$923	$-

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Operating Expenses:
Consulting	$-	$45,000	$-	$90,000
Consulting - related party	-	45,000	-	90,000
General and administrative	36,766	46,219	95,866	80,603
Total operating expenses	36,766	136,290	95,866	260,603

Loss from operations	(36,766)	(136,290)	(95,866)	(260,603)

Other Income (Expense):
Gain on forgiveness of debt	91,393	-	91,393	-
Interest expense	-	(770)	(787)	(1,557)
Total other income (expense)	91,393	(770)	90,606	(1,557)

Income (loss) before provision for income taxes	54,627	(136,989)	(5,260)	(262,160)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$54,627	$(136,989)	$(5,260)	$(262,160)

Net income (loss) per share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	134,584,500	116,941,167	134,585,819	114,244,665

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Changes in Shareholders’ Equity (Deficit)

For the Three and Six Months Ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common stock To be Issued	Shares Held In Escrow	Accumulated Deficit	Total Stockholders’ Deficit

Balance, September 30, 2022	-	$-	134,664,500	$13,466	$7,196,649	$20,000	$(5,000,000)	$(3,105,670)	$(875,555)
Shares cancelled	-	-	(80,000)	(8)	8	-	-	-	-
Net loss	-	-	-	-	-	-	-	(59,887)	(59,887)
Balance, December 31, 2022	-	$-	134,584,500	$13,458	$7,196,657	$20,000	$(5,000,000)	$(3,165,557)	$(935,442)
Net income	-	-	-	-	-	-	-	54,627	54,627
Balance, March 31, 2023	-	$-	134,584,500	$13,458	$7,196,657	$20,000	$(5,000,000)	$(3,110,930)	$(880,815)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common stock To be Issued	Accumulated Deficit	Total Stockholders’ Deficit

Balance, September 30, 2021	492,640	$493	113,944,500	$11,394	$2,091,470	$20,000	$(2,658,636)	$(535,279)
Shares issued for services	-	-	80,000	8	-	-	-	8
Net loss	-	-	-	-	-	-	(125,171)	(125,171)
Balance, December 31, 2021	492,640	$493	114,024,500	$11,402	$2,091,470	$20,000	$(2,783,807)	$(660,442)
Shares issued for services - related party	-	-	17,500,000	1,750	-	-	-	1,750
Net loss	-	-	-	-	-	-	(136,989)	(136,989)
Balance, March 31, 2022	492,640	$493	131,524,500	$13,152	$2,091,470	$20,000	$(2,920,796)	$(795,681)

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(5,260)	$(262,160)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	8
Stock issued for services - related party	-	1,750
Gain on forgiveness of debt	(91,393)
Changes in operating assets and liabilities:
Accounts payable	29,801	8,775
Accrued interest	787	1,557
Accrued compensation	-	90,000
Accrued compensation - related party	-	90,000
Net cash used by operating activities	(66,065)	(70,070)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from loans payable	-	31,848
Proceeds from loans payable - related party	66,988	40,000
Net cash provided by financing activities	66,988	71,848

Net change in cash	923	1,778
Cash at beginning of period	-	10
Cash at end of period	$923	$1,788

Cash paid during the period for:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SINO AMERICAN OIL COMPANY

Notes to Financial Statements

March 31, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2023, and for the related periods presented have been reflected. The results are not necessarily indicative of the results to be expected for the full year ending September 30, 2023. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission.

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

NOTE 4 - LOAN PAYABLE

On September 1, 2021, the Company entered into a loan agreement with Home Run Oil and Gas, Inc. (“Home Run”). Home Run loaned the company $114,103 ($150,000 CAD). The loan in non-interest bearing and is due on or before November 30, 2021. During Q2 of FY 2023 this loan and all accrued interest were forgiven in full for a gain on forgiveness of debt of 91,393.

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

As of March 31, 2023, there are no outstanding shares of the Series A Preferred Stock.

Series B Preferred Stock

Effective July 14, 2021, the Company designated its Series B Preferred Stock as voting only shares at 1,000 votes per share.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

On April 18, 2017, the Company entered into a Convertible Loan Agreement with Kim Halvorson, former CEO and Director. The loan agreement was entered into pursuant to Ms. Halvorson’s agreement to fund the initial expenses of the Company. Per the terms of the agreement any funds loaned to the company or paid out on behalf of the Company will be convertible into shares of common stock at $0.0001 per share. The loans are due on demand and non-interest bearing. During the year ended September 30, 2021, Ms. Halvorson and Triage MicroCap Advisors LLC (“Triage”) (a company owned by Ms. Halvorson) loaned the Company an $33,684 and converted $8,707 into 8,680,000 shares of common stock. During the quarter ended March 31, 2022, Ms. Halvorson loaned the Company an additional $20,000. As of March 31, 2023, the balance due to Ms. Halvorson is $69,309.

During the year ended September 30, 2021, Mr. Tang, advance the Company $494 to pay general operating expenses. The advance is non-interest bearing and due on demand. During the quarter ended March 31, 2022, Mr. Tang loaned the Company an additional $20,000. As of March 31, 2023, the balance due to Mr. Tang is $20,494.

Since March 14, 2022, Mr. Aleksandrov, Director, has advanced the Company a total of $92,713 to pay for general operating expenses.

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

Results of Operations for the Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

We have not generated any revenue to date.

Consulting expense was $0 compared to $45,000 for the three months ended March 31, 2023 and 2022, respectively. We are no longer using the consultant that was being compensated in the prior period.

Consulting expense - related party was $0 compared to $45,000 for the three months ended March 31, 2023 and 2022, respectively. In the prior period we incurred consulting expense of $15,000 per month for services provided by Triage.

General and administrative expenses (“G&A”) were $36,766 compared to $46,219 for the three months ended March 31, 2023 and 2022, respectively. G&A expenses decreased in the current period primarily due a decrease in consulting expense.

Interest expense was $0 compared to $770 for the three months ended March 31, 2023 and 2022, respectively. In the current period, the loan on which the interest was being accrued was forgiven.

For the three months ended March 31, 2023, we had net income of $54,627, compared to a net loss of $136,989 in the prior period. In the current period we recognized a gain on forgiveness of debt of $91,393, resulting in overall net income.

Results of Operations for the Six Months Ended March 31, 2023, compared to the Six Months Ended March 31, 2022

We have not generated any revenue to date.

Consulting expense was $0 compared to $90,000 for the six months ended March 31, 2023 and 2022, respectively. We are no longer using the consultant that was being compensated in the prior period.

Consulting expense - related party was $0 compared to $90,000 for the six months ended March 31, 2023 and 2022, respectively. In the prior period we incurred consulting expense of $15,000 per month for services provided by Triage.

General and administrative expenses (“G&A”) were $95,866 compared to $80,603 for the six months ended March 31, 2023 and 2022, respectively. G&A expenses decreased in the current period primarily due to a decrease in consulting expense.

Interest expense was $787 compared to $1,557 for the six months ended March 31, 2023 and 2022, respectively. In the current period, the loan on which the interest was being accrued was forgiven.

For the six months ended March 31, 2023, we had a net loss of $5,206, compared to $262,160 in the prior period. In the current period we recognized a gain on forgiveness of debt of $91,393 and no compensation expense, resulting in overall net income.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended March 31, 2023, was $66,065 as compared to $70,070 of cash used in operating activities for the six months ended March 31, 2022.

Cash Flows from Financing

For the six months ended March 31, 2023, we received $66,988 from related party loans. In the prior period we received $40,000 from related party loans and $31,848 from other loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO AMERICAN OIL COMPANY

Dated: May 15, 2023	By:	/s/ Boriss Aleksandrov
Boriss Aleksandrov
Chief Executive Officer and Director

Dated: May 15, 2023	By:	/s/ Olga Palumbo
Olga Palumbo
Director

Dated: May 15, 2023	By:	/s/ Sascha Zilger
Sascha Zilger
Director