Form 10-Q
period 2023-06-30
Sino American Oil Co
filed 2024-12-17
CIK 1367408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-52304

Sino American Oil Co

(Exact name of registrant as specified in its charter)

Wyoming	02-3717729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2123 Pioneer Ave, Cheyenne, WY	82001
(Address of Principal Executive Offices)	(Zip Code)

360-361-8066
(registrant’s telephone number, including area code)

N/A
(former name or former mailing address, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

 [   ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 17, 2024, there were 134,584,500 shares of common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Sino American Oil Company

Balance Sheets

(Unaudited)

	June 30, 2023	September 30, 2022

ASSETS

Current Assets:
Cash	$369	$-
Total Assets	$369	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$126,368	$105,317
Accrued interest	8,750	5,217
Accrued compensation - related party	225,000	225,000
Accrued compensation	225,000	225,000
Loan payable	114,103	199,492
Loans payable - related party	182,517	115,529
Total Current Liabilities	881,738	875,555
Total Liabilities	881,738	875,555

Shareholders' Deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and September 30, 2022	-	-
Series B preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and September 30, 2022	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 134,584,500 and 134,664,500 shares issued and outstanding; respectively	13,458	13,466
Common stock to be issued	20,000	20,000
Common stock held in escrow	(5,000,000)	(5,000,000)
Additional paid-in capital	7,196,657	7,196,649
Accumulated deficit	(3,111,484)	(3,105,670)
Total Stockholders’ Deficit	(880,369)	(875,555)
Total Liabilities and Stockholders’ Deficit	$369	$-

The accompanying notes are an integral part of these unaudited financial statements.

Sino American Oil Company

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Nine Months Ended June 30, 2023	For the Nine Months Ended June 30, 2022

Operating Expenses:
Consulting	$-	$-	$-	$90,000
Consulting - related party	-	-	-	90,000
General and administrative	554	46,748	96,420	127,351
Total operating expenses	554	46,748	96,420	307,351

Loss from operations	(554)	(46,748)	(96,420)	(307,351)

Other Income (Expense):
Gain on forgiveness of debt	-	-	91,393	-
Interest expense	-	(778)	(787)	(2,335)
Total other income (expense)	-	(778)	90,606	(2,335)

Loss before provision for income taxes	(554)	(47,526)	(5,814)	(309,686)

Provision for income taxes	-	-	-	-

Net Loss	$(554)	$(47,526)	$(5,814)	$(309,686)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	134,584,500	130,189,115	134,584,500	120,360,764

The accompanying notes are an integral part of these unaudited financial statements.

Sino American Oil Company

Statement of Changes in Shareholders’ Equity (Deficit)

For the Period Ended June 30, 2023

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Common stock To be Issued	Shares Held in Escrow	Accumulated Deficit	Total Stockholders’ Deficit

Balances, September 30, 2022	-	$-	1,346,664,500	$13,466	$7,196,649	$20,000	$(5,000,000)	$(3,105,670)	$(875,555)
Shares cancelled	-	-	(80,000)	(8)	8	-		-	-
Net loss	-	-	-	-	-	-		(59,887)	(59,887)
Balances, December 31, 2022	-	$-	1,346,584,500	$13,458	$7,196,657	$20,000	$(5,000,000)	$(3,165,557)	$(935,442)
Net income	-	-	-	-	-	-	-	54,627	54,627
Balances, March 31, 2023	-	$-	1,346,584,500	$13,458	$7,196,657	$20,000	$(5,000,000)	$(3,110,930)	$(880,815)
Net loss	-	-	-	-	-	-	-	(554)	(554)
Balances, June 30, 2023	-	$-	1,346,584,500	$13,458	$7,196,657	$20,000	$(5,000,000)	$(3,111,484)	$(881,369)

Sino American Oil Company

Statement of Changes in Shareholders’ Equity (Deficit)

For the Period Ended June 30, 2022

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Common stock To be Issued	Accumulated Deficit	Total Stockholders’ Deficit

Balances, September 30, 2021	492,640	$493	113,944,500	$11,394	$2,091,470	$20,000	$(2,658,636)	$(535,279)
Shares issued for services	-	-	80,000	8	-	-	-	8
Net loss	-	$-	-	$-	$-	$-	$(125,171)	$(125,171)
Balances, December 31, 2021	492,640	$493	114,024,500	$11,402	$2,091,470	$20,000	$(2,783,807)	$(660,442)
Shares issued for services - related party	-	-	17,500,000	1,750	-	-	-	1,750
Net loss	-	-	-	-	-	-	(136,989)	(136,989)
Balances, March 31, 2022	492,640	$493	131,524,500	$13,152	$2,091,470	$20,000	$(2,920,796)	$(795,681)
Shares cancelled	(328,428)	(328)	(1,960,000)	(1,960)	2,288	-	-	-
Net loss	-	-	-	-	-	-	(47,526)	(47,526)
Balances, June 30, 2022	164,212	$165	129,564,500	$11,192	$2,093,758	$20,000	$(2,968,322)	$(843,207)

The accompanying notes are an integral part of these unaudited financial statements.

Sino American Oil Company

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30, 2023	For the Nine Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(5,814)	$(309,686)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	8
Stock issued for services - related party	-	1,750

Changes in operating assets and liabilities:
Accounts payable	21,051	50,659
Accrued interest	3,533	2,334
Accrued compensation	-	90,000
Accrued compensation - related party	-	90,000
Net cash provided by (used in) operating activities	18,770	(74,935)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from loans payable	(85,389)	31,848
Proceeds from loans payable - related party	66,988	43,077
Net cash provided by (used in) financing activities	(18,401)	71,848

Net change in cash	369	(10)
Cash at beginning of period	-	10
Cash at end of period	$369	$-

Cash paid during the period for:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Sino American Oil Company

Notes to the Unaudited Financial Statements

Note 1 - Organization and Description of Business

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

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2023 and September 30, 2022 were $369 and $0, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2023 and September 30, 2022.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of June 30, 2023 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company had no stock-based compensation plans as of June 30, 2023.

The Company’s stock-based compensation expense for the periods ended June 30, 2023 and 2022 was $0 and $8 respectively.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

NOTE 4 - LOANS PAYABLE

On September 1, 2021, the Company entered into a loan agreement with Home Run Oil and Gas, Inc. (“Home Run”). Home Run loaned the Company $114,103 ($150,000 CAD). The loan is non-interest bearing and was due on or before November 30, 2021. This loan is currently past due.

During the year ended September 30, 2022, the Company entered into a loan agreement with White Sands Securities (“White Sands”). White Sands loaned the Company approximately $85,389. During Q2 of FY 2023 this loan and all accrued interest of approximately $6,004, were forgiven in full for a gain on forgiveness of debt of 91,393.

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

As of June 30, 2023, there are no outstanding shares of the Series A Preferred Stock.

Series B Preferred Stock

Effective July 14, 2021, the Company designated its Series B Preferred Stock as voting only shares at 1,000 votes per share.

As of June 30, 2023, there are no outstanding shares of the Series B Preferred Stock.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

On April 18, 2017, the Company entered into a Convertible Loan Agreement with Kim Halvorson, former CEO and Director. The loan agreement was entered into pursuant to Ms. Halvorson’s agreement to fund the initial expenses of the Company. Per the terms of the agreement any funds loaned to the company or paid out on behalf of the Company will be convertible into shares of common stock at $0.0001 per share. The loans are due on demand and non-interest bearing. During the year ended September 30, 2021, Ms. Halvorson and Triage MicroCap Advisors LLC (“Triage”) (a company owned by Ms. Halvorson) loaned the Company $33,684 and converted $8,707 into 8,680,000 shares of common stock. During the quarter ended March 31, 2022, Ms. Halvorson loaned the Company an additional $20,000. As of June 30, 2023, the balance due to Ms. Halvorson is $69,309.

During the year ended September 30, 2021, Mr. Richard Tang, advanced the Company $494 to pay general operating expenses. The advance is non-interest bearing and due on demand. During the quarter ended March 31, 2022, Mr. Tang loaned the Company an additional $20,000. As of June 30, 2023, the balance due to Mr. Tang is $20,494.

Since March 14, 2022, Mr. Aleksandrov, our Director, has advanced the Company a total of $92,713 to pay for general operating expenses. These advances are considered as loans and are non-interest bearing, non-secured, and payable on demand.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist except for the following:

After the date of this report, Mr. Aleksandrov, our Director, advanced the Company a total of $29,666 to pay for general operating expenses. These advances are considered as loans and are non-interest bearing, non-secured, and payable on demand.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.”

These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Sino American Oil Company is a prospective investor in the upstream oil and gas sector. The company aims to identify high-quality, income-producing oil and gas assets with a significant portion of proved developed producing reserves, with the intent of providing risk-adjusted returns.

Currently, the Company’s plans are speculative and largely undefined. There is a substantial risk that any investments we may make could be unsuccessful or may not yield the anticipated outcomes. Additionally, it is important to note that we do not have the available cash or resources to finalize any investments without outside financing or the use of our common stock as payment. Currently, the Company does not have immediate plans for securing financing.

Potential Opportunities

Sino American Oil Co. is exploring potential business opportunities and investments in sectors such as:

• Recycling and energy recovery from waste

• Waste management

• Catalytic technologies

• Energy efficiency improvements

• Innovative energy storage for renewables

• Resource recovery from waste heaps

• Sludge management

• Cleaning contaminated metal ores

• Exploitation of low-calorific natural gas deposits

Liquidity and Capital Resources

Our cash balance was $369 as of June 30, 2023, and $0 as of September 30, 2022. We have been utilizing funds from our former and present officers and directors to fund our operations and we intend to rely on our sole officer, and/or related parties, for funding going forward.

Our sole officer and director, Mr. Aleksandrov has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we may require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenues

We have not recorded any revenue to date.

Net Loss

We recorded a net loss of $554 for the three months ended June 30, 2023, and $47,526 for the three months ended June 30, 2022.

We recorded a net loss of $5,814 for the nine months ended June 30, 2023, and $309,686 for the nine months ended June 30, 2022.

The net loss for the above periods is primarily comprised of general and administrative expenses, and specifically for the nine months ended June 30, 2022 we also incurred significant consulting expenses.

Cash flow

For the nine months ended June 30, 2023, we had positive cash flows from operating activities in the amount of $18,770. Comparatively, for the nine months ended June 30, 2022, we had negative cash flows from operating activities in the amount of $74,935. The variance is attributable to a larger net loss incurred during the nine months ended June 30, 2022.

For the nine months ended June 30, 2023, we had net cash flows from financing activities in the amount of $(18,401). Comparatively, for the nine months ended June 30, 2022, we had net cash flows from financing activities in the amount of $71,848. The variance is primarily attributable to proceeds from loans payable.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer Boriss Aleksandrov, who is also our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2023, we carried out an evaluation, under the supervision of our chief executive officer, who is also our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The sole officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis; and we lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements and the identification and approval of related party transactions.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended June 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 23, 2022, the Company issued 100,000 shares of common stock to Ms. Olga Palumbo, a former director. The shares were valued at $1.05 each, based on the closing stock price on that date. This resulted in a total non-cash compensation expense of $105,000 for the Company.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated By-laws (3)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

(1)	Filed as Exhibit EX1A-2A CHARTER to the Form 1-A, filed on March 22, 2021, and incorporated herein by reference.
(2)	Filed as Exhibit ADD EXHB to the Form 1-A, filed on March 22, 2021, and incorporated herein by reference.
(3)	Filed as Exhibit EX1A-2B BYLAWS to the Form 1-A, filed on March 22, 2021, and incorporated herein by reference
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Sino American Oil Company

(Registrant)

By: /s/ Boriss Aleksandrov

Name: Boriss Aleksandrov

Chief Executive Officer

Dated: December 17, 2024

By: /s/ Boriss Aleksandrov

Name: Boriss Aleksandrov

Chief Financial Officer

Dated: December 17, 2024